Form 10-K
period 1995-12-31
WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
filed 1996-04-01
CIK 825851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



    For the fiscal year ended December 31, 1995 Commission File No. 33-18859


                 Wellesley Lease Income Limited Partnership IV
             (Exact Name of Registrant as Specified in its Charter)


Massachusetts                                                                                04-2985041
(State or other jurisdiction                                                                 (IRS Employer Identification No.)
 of incorporation or organization)


One Financial Center, 21st Floor, Boston, MA                                                 02111
(Address of principal executive offices)                                                     (Zip Code)


Registrant's telephone number, including area code                                           (617) 482-8000

Securities registered pursuant to Section 12(b) of the Act                                    None

Securities registered pursuant to Section 12(g) of the Act                                    Units of Limited Partnership Interests



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1996: Not applicable, since securities are non-voting.

                   Documents incorporated by reference: None.

                            Exhibit Index on Page: 40

Graphic image depicting the corporate organization as discussed in Part I, Item 1 Business as follows:

Continental Information Systems Corporation ("Continental") controls CIS Corporation ("CIS") which controls CMI Holding Co. ("Holding"). Holding controls TLP Leasing Programs, Inc. ("TLP"), CMI Corporation ("CMI"), and TLP Securities, Inc. TLP controls TLP Columbia Management Corp. ("TCMC") which serves as General Partner to the Columbia Lease Income Funds. CMI controls CIS Management Services Corp. ("CISMS"). Torchmark Corporation ("Torchmark") controls TMK/United, Inc. which controls Waddell and Reed Financial Services, Inc. ("Waddell And Reed").

Through various dealer-manager arrangements, TLP, CISMS, and Waddell and Reed serve as corporate general partners to the Wellesley Leasing Partnership ("Wellesley General Partner") and the Hanover Leasing Partnership. The Wellesley General Partner is the general partner for the Wellesley Lease Income Limited Partnership. Hanover Leasing Partnership serves as the General Partner for Hanover Lease Income Limited Partnership with BOT Financial Corporation serving as agent.

                                     Part I
Item 1.  Business.

Wellesley Lease Income Limited Partnership IV (the "Partnership") is a limited partnership organized under the provisions of the Massachusetts Uniform Limited Partnership Act on November 9, 1987. As of December 31, 1995, the Partnership consisted of a General Partner and 1,696 Limited Partners owning 27,226 Units of Limited Partnership Interests of $500 each (the "Units") except that employees of the Corporate General Partners of the General Partner and employees and securities representatives of its affiliates purchased 148 Units for a net price of $460 per Unit and the Partnership incurred no obligation to pay any sales commissions with respect to such sales. The Units were sold commencing March 3, 1988, pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933. As set forth more fully at Item 10. Directors and Executive Officers of the Partnership. of this Report, the General Partner is Wellesley Leasing Partnership and the General Partner has three Corporate General Partners (the "Corporate General Partners"): TLP Leasing Programs, Inc. ("TLP") and CIS Management Services Corporation ("CISMS"), both Massachusetts corporations and Waddell & Reed Financial Services, Inc. ("Waddell & Reed", formerly TUP Services, Inc., "TUPS"), a Missouri corporation.

The Partnership was organized to engage in the business of acquiring income-producing computer peripheral equipment for investment purposes, principally International Business Machines, Incorporated ("IBM") equipment. The Partnership's principal objectives are as follows:

1. To acquire and lease equipment, primarily through operating leases, to generate income during its entire useful life;

2. To provide quarterly distributions of cash to the Limited Partners from leasing revenues and from the proceeds of sales or other disposition of Partnership equipment; and

3. To reinvest a portion of lease revenues and a substantial portion of cash from sales and refinancings in additional equipment during the first seven years of the Partnership's operations.

The Partnership was formed primarily for investment purposes and not as a "tax shelter".

The Partnership shall terminate on December 31, 2012, unless sooner dissolved or terminated as provided in Section 11 of the Amended Agreement of Limited Partnership.

The Partnership has had a total of five closings. The closings occurred on May 18, 1988, July 11, 1988, September 16, 1988, October 31, 1988, and December 1,
1988 with 9,104,  5,545, 5,657, 3,640 and 3,280 units,  respectively.  Equipment purchased through December 31, 1995 is $33,181,762. At the end of 1995, there are 155 leases in place with 135 lessees. The acquisition of these leases and equipment is described more fully in Item 2. Properties. of this report and notes 3 and 4 to the financial statements included in Item 8. Financial Statements and Supplementary Data.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP from CMI Holding Co. Under the new ownership, TLP will continue to operate in the same manner of business as described below.

Under the Partnership Agreement, the General Partner, Wellesley Leasing Partnership, is solely responsible for the operation of the Partnership and its equipment. As discussed above, the General Partner has three Corporate General
Partners: TLP, CISMS and Waddell & Reed. TLP was formed in December 1982 and is a wholly-owned subsidiary of CMI Holding Co. ("Holding"), the capital stock of which was acquired in August 1987 by Continental Information Systems Corporation ("CISC"), in Syracuse, New York (a New York Stock Exchange-listed corporation). Through this acquisition, CISC became the ultimate parent of TLP and CISMS. On July 20, 1993, Holding became a wholly-owned subsidiary of CIS Corporation ("CIS") pursuant to a court ordered settlement (see note 9 to the financial statements included in Item 8. Financial Statements and Supplementary Data). While Holding and its subsidiaries have retained their separate corporate identities since the acquisition, their operations (except those of TLP and the limited partnerships it manages) have been effectively integrated into those of CIS Corporation ("CIS") and its affiliates. These operations include buying, selling, financing, leasing, sub-leasing new and used computer equipment and their services include securing, financing, collecting rentals, supervising equipment maintenance and service. CISMS was formed in May 1983 and is a wholly-owned subsidiary of CMI Corporation ("CMI"), which is another wholly-owned subsidiary of Holding and an affiliate of TLP. CMI is engaged in equipment leasing, primarily involving computer equipment and aircraft. Waddell & Reed (formerly TUPS) was formed in May 1986 and is an affiliate of Waddell & Reed, Inc., which was one of the Soliciting Brokers for this offering. Both Waddell & Reed and Waddell & Reed, Inc. are wholly-owned subsidiaries of TMK/United, Inc., which itself is an indirect 85% owned subsidiary of Torchmark Corporation ("Torchmark").

The General Partnership Agreement between TLP and CISMS (the "General Partnership Agreement"), provides that CISMS will propose to the Partnership equipment acquisitions, leasing, financing and re-financing transactions and sale transactions, for approval by the Executive Committee and will oversee the operation, management and use of the Partnership's equipment and that TLP will oversee the marketing of the Units, all administrative functions of the Partnership and, together with Waddell & Reed, will supply substantially all of the General Partner's capital resources. All of the Partnership's equipment to date has been acquired and all dispositions of Partnership equipment have been made, through CISMS, using the personnel and resources of CMI, another Continental affiliate, both of which emerged from protection under Chapter 11 of the United States Bankruptcy Code on December 21, 1994, and several outside equipment leasing brokers the General Partner believes would be most advantageous for the Partnership; see Item 8. Financial Statements and Supplementary Data. of this report.

The Partnership's investment policy provides for the acquisition of diversified types of computer equipment and the leasing of such equipment to others on a short-term basis under operating leases. The Partnership generally purchases equipment for which a lease exists, or is entered into at the time of the Partnership's acquisition of the equipment. This equipment is recorded and depreciated at the Partnership cost (purchase price plus the acquisition fee). If at any time the General Partner deems the equipment to be obsolete or related maintenance and storage costs to be in excess of its fair market value, the equipment is scrapped or sold at the current fair market value, which ever is most advantageous for the Partnership.

Pursuant to its leasing policies, the General Partner performs a credit analysis of potential lessees to determine their creditworthiness. The General Partner leases all of its equipment to third parties by means of operating leases with fixed base lease rates. Rents are payable monthly or quarterly. Operating leases generally do not have terms greater than five years in duration and the aggregate noncancelable rental payments during the term of the lease (on a net present value basis), are not sufficient to permit the lessor to recover the purchase price of the equipment.

At the termination of the lease, the General Partner arranges for the equipment to be re-leased (either to the same lessee or a new lessee) if it determines that re-leasing is in the Partnership's best interests. Generally, equipment is re-leased at least once and possibly several times during the Partnership's life, unless it is determined that the equipment is not marketable and therefore may be sold. The General Partner provides, or arranges for the installation, removal, maintenance and modification of the Partnership's equipment. Also, the General Partner will purchase and maintain, or cause to be purchased and maintained, appropriate insurance coverage to protect the interests of the Partnership.

At December 31, 1995, the Partnership owned various computer equipment with an original cost basis of $7,388,216. Listed below is a breakdown of the various types of computer equipment owned:

                   Computer peripherals                         $     3,250,815
                   Processors & upgrades                              1,994,818
                   Telecommunications                                   221,646
                   Other                                              1,920,937
                                                                ---------------
                                                                $     7,388,216
                                                                ===============

Of the leases in place at December 31, 1995, the average lease term is 34 months and the average monthly lease rate as a percentage of original equipment cost is 2.61%.

The Partnership's investments in computer peripheral equipment are and will continue to be subject to various risk factors. The principal business risk associated with ownership of the equipment is the inability to keep it fully leased at rentals which, after payment of operating expenses and debt service on Partnership borrowings, provide, together with any anticipated sales proceeds or salvage value, an acceptable rate of return. Other risk factors include:

1.       Technological   and    economic   equipment   obsolescence,    physical
         deterioration,   malfunction  and  risks  attendant  upon  defaults  by
         lessees and credit losses.

2. Residual Values of Equipment. The Partnership's return on its investment in equipment will depend in part upon the continuing value of such equipment which in turn, depends upon, among other things: (1) the quality of the equipment; (2) the condition of the equipment; (3) the timing of the equipment's acquisition; (4) the cost of comparable new equipment; (5) the technological obsolescence of the equipment; (6) the General Partner's ability to forecast technological changes which may reduce the value of the equipment; and (7) market factors.

3. Competition from Full Payout Lessors. In connection with operating leases, the Partnership will encounter considerable competition from those offering full payout leases, which are written for a longer term and a lower rate than the Partnership's operating leases.

4. Competition from Manufacturers. Leases offered by the Partnership will compete with operating leases and full payout leases offered by equipment manufacturers in their own lease programs. In addition to attractive financial terms, manufacturers may also provide certain ancillary services which the Partnership cannot offer directly, such as maintenance service (including possible equipment substitution rights), warranty services and trade-in privileges.

5. Other Competition. There are numerous other potential investors, including limited partnerships organized and managed similarly to the Partnership, seeking to purchase equipment subject to either operating leases or full payout leases, many of which will have greater financial resources than the Partnership and more experience than the General Partner. The Partnership will compete in the computer leasing marketplace with many non-manufacturing firms, including other equipment dealers, brokers and leasing companies, as well as, with financial institutions.

6. Changes in Marketing Policies. IBM's current marketing policy of offering accrual discounts (i.e., applying lease payments as a credit toward the purchase of equipment) and volume discounts enables certain customers to obtain IBM equipment at a cost lower than its fair market value. In the case of accrual discounts, lessees of IBM equipment who have earned a purchase credit toward that equipment can purchase the equipment from IBM and arrange a cost-effective sale and leaseback arrangement with CMI or the Partnership. The sale price to the
         Partnership will typically be less than the fair market value of the equipment. The Partnership may be able to participate in volume discounts through purchases arranged by lessees of CMI. The Partnership's lower equipment costs in turn should enable the Partnership to offer lower lease rates to customers and help offset the risk of early obsolescence. If IBM were to eliminate these policies, raise its prices, lower its lease rates, or become more active as a lessor, the Partnership might find it more difficult to compete successfully as a lessor of IBM equipment.

7. Defaults by Lessees. Default by a lessee may cause equipment to be returned to the Partnership at a time when the General Partner may be unable to promptly arrange for its re-leasing (at the rental rate previously received or otherwise) or sale (with or without a loss), thus resulting in the loss of anticipated revenues and the inability to recover the Partnership's investment and repay related debt. Any related debt may be secured by the returned equipment and, in some cases, by the Partnership's other equipment. If the debt is not paid in a timely manner, the lender may foreclose and assume ownership of all equipment securing the debt, resulting in economic loss and adverse tax consequences to the Partnership's partners. Four lessees, American Freightways, Incorporated, Cincinnati Gas & Electric Company, Halliburton Company and Hughes Aircraft Company, Incorporated, lease equipment in excess of 10% of the total equipment portfolio. At December 31, 1995, American Freightways, Incorporated, Cincinnati Gas & Electric Company, Halliburton Company and Hughes Aircraft Company, Incorporated lease equipment comprising 10.23%, 2.06%, 9.94% and 6.72% of the total equipment portfolio. The related rental payments comprise 14.14%, 16.68%, 17.22% and 10.40% of total rental income for the year ended December 31, 1995.

8. Changes in Technology. The General Partner intends to offer lease rates to the Partnership's lessees which take into account the risk of technological advances which may reduce the value of such equipment owned by the Partnership. However, the introduction of an entirely new technology could lead to a radical reduction in the fair market value of certain equipment and make such equipment difficult to re-lease.

The Partnership considers itself to be engaged in only one industry segment, the business of investing in computer peripheral equipment and leasing the equipment to major national corporations on an operating lease basis; therefore, industry segment information has not been provided.

For information regarding the settlements between the Partnership and the Liquidating Estate of CIS Corporation, et al, arising out of the emergence from bankruptcy of CIS and CMI, see Item 3. Legal Proceedings.

Item 2.  Properties.

At December 31, 1995, the Partnership owned computer equipment with a depreciated cost basis of $1,444,837, subject to 155 existing leases with 135 different lessees and equipment held in inventory, awaiting re-lease or sale, with a depreciated cost basis of $268,820. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

Item 3. Legal Proceedings:

There are no material pending legal proceedings that the Partnership is a party or of which any of its equipment or leases is the subject, except as described below and in note 9 to the financial statements herein in Item 8. Financial Statements and Supplementary Data.

On January 13, 1989 (the "Petition Date"), Continental Information Systems Corporation ("Continental"), CIS Corporation ("CIS"), CMI Holding Co. ("Holding"), CMI Corporation ("CMI") and certain of its affiliates (collectively, the "Debtors"), voluntarily petitioned for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"), and thereafter continued in the management and operation of their businesses and property as Debtors In Possession until October 25, 1989, when the United States Bankruptcy Court (the "Court") confirmed the appointment of James P. Hassett as Chapter 11 trustee (the "Trustee") of the Debtors. Holding is the parent of TLP and CMI is the parent of CISMS. TLP and CISMS, neither of which filed under Chapter 11, are the two Corporate General Partners of Wellesley Leasing Partnership, the General Partner of the Partnership. Both before and after the Petition Date, CIS and CMI have acted as agents for the Partnership in selling, leasing and remarketing Partnership equipment. Holding became a wholly-owned subsidiary of CIS pursuant to a Court ordered settlement on July 20, 1993.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP from Holding. Under the new ownership, it is expected that TLP will continue to operate in the same manner of business as it has in the past.

As of the Petition Date, there were a number of unsettled transactions between CIS and CMI and the Partnership and other affiliated partnerships (the Partnership and such other partnerships are herein collectively referred to as the "Partnerships"), including outstanding accounts receivable and accounts payable between each of the Partnerships and CIS and CMI and their affiliates, sales of equipment and related leases from CIS and CMI to each of the
Partnerships for which not all documentation had been completed as of the Petition Date, and sales of equipment and related leases from which CIS had failed to remove prior third-party liens. In addition, accounts receivable and accounts payable continued to accrue and be paid between each of the Partnerships and CIS and CMI and their affiliates subsequent to the Petition Date.

On February 28, 1992, the Court granted an order implementing a settlement of the outstanding issues between each of the Partnerships and the Debtors. The settlement occurred on March 13, 1992. In the order the Court approved a set-off on a partnership-by-partnership basis of pre-petition amounts owed by each affected Debtor to each Partnership to the extent of pre-petition amounts owed by that Partnership to that Debtor. As a result of the set-off, the Partnership had a net unsecured pre-petition claim of $37,470 against CMI as of December 31, 1993 which had been fully reserved.

On November 29, 1994, the Court confirmed the Trustee's proposed Joint Plan of Reorganization ("the Plan") dated October 4, 1994, and the Debtors emerged from Chapter 11 bankruptcy protection on December 21, 1994. In accordance with the Plan projections, 100% of each CMI claim would be paid in full, of which 75% would be cash and 25% would be common stock of the reorganized Continental Information Systems Corporation ("CISC"), based on a per share price of $4.29.

On December 27, 1994, the Partnership received the first distribution from the Trustee (now Trustee of the Liquidating Estate of CIS Corporation, et al) with respect to the net unsecured pre-petition claim described above. The distribution consisted of cash proceeds of $22,808 and 1,844 shares of common stock in CISC. During the second quarter of 1995, the stock of CISC began trading, thereby providing an objective valuation method for establishing the cost basis of $2.50 per share, which approximated fair value at June 30, 1995. A charge off was made in 1995 in relation to the difference between the Trustee's original prescribed value of the CISC stock at $4.29 per share and the cost basis established by the Partnership. On July 20, 1995, the Partnership received the second and final distribution from the Trustee, consisting of cash proceeds of $5,294 and 341 shares of CISC. Following the Trustee's second distribution and the charge off made during the year, the Partnership's net unsecured pre-petition claim was settled and there are no other outstanding receivable balances.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     Part II

Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

(a)  Market Information

The Partnership's outstanding securities consist of Limited Partnership Interests in Units of $500 each. As of December 31, 1995, 27,226 Units had been sold to the public at a price of $500 per Unit (except for 148 Units which were sold for a net price of $460 per Unit to employees of the Corporate General Partners of the General Partner and employees and securities representatives of its affiliates).

There is no public market for the Units, and it is not anticipated that such a public market will develop.

(b)  Approximate Number of Security Holders


                                      Number of Unit                         Number of Units
                                     holders on Record                             as of
 Title of Class                        as of 12/31/95                             12/31/95


    Units of
    Limited
    Partnership
    Interests                              1,696                                    27,226

(c)  Dividend History and Restrictions

During the fiscal period ended December 31, 1988, the Partnership had five closings with 27,226 Units. Pursuant to Section 8 of the Partnership Agreement, the Partnership's "Distributable Cash From Operations" for each year will be determined and then distributed to the Partners. Upon reaching the end of its reinvestment period (the seventh anniversary of the Partnership's final closing date), the Partnership will also distribute to the Partners "Distributable Cash From Sales or Refinancings", if any. The Partnership distributed $1,157,104 to the Limited Partners in 1995, $1,633,561 in 1994 and $1,633,560 in 1993 and
distributed $60,899 to the General Partner in 1995, $85,976 in 1994 and $85,976 in 1993. The cumulative cash distributions to the Limited Partners through December 31, 1995, are $11,198,512 as compared with the contributed Limited Partners' net capital of $12,148,459.

"Cash From Operations" and "Cash From Sales or Refinancing" means the net cash provided by the Partnership's normal operations or as a result of any sales, refinancings or other dispositions of equipment, respectively, after the general expenses and current liabilities of the Partnership (other than the equipment management fee) are paid, as reduced by any reserves for working capital and contingent liabilities to the extent deemed reasonable by the General Partner and as increased by any portion of such reserves then deemed by the General Partner not to be required for Partnership operations. "Distributable Cash From Operations" and "Distributable Cash From Sales or Refinancings" means Cash From Operations or Cash From Sales or Refinancings, respectively, reduced by amounts which the General Partner determines shall be reinvested (through the seventh anniversary of the Partnership's final closing date) in additional Equipment and by payments of all accrued but unpaid equipment management fees.

For rendering services in connection with the normal operations of the Partnership, the Partnership will pay to the General Partner a Partnership management fee equal to 7% of the monthly rental billings collected.

Each distribution of Distributable Cash From Operations of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Any
Distributable Cash From Sales or Refinancings from gains and losses shall be allocated 99% to the Limited Partners and 1% to the General Partner until "Payout" has occurred. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 10% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Including the distribution for the fourth quarter of 1995 made February 29, 1996, cumulative distributions to date are $414.63 per unit. This cumulative distribution per unit amount represents 15.74% of "Payout". After Payout has occurred, any Distributable Cash From Sales or Refinancings will be distributed 15% (plus an additional 1% for each 1% by which the total of all Limited Partners' original Capital Contributions actually paid or allocated to the Partnership's investment in equipment exceeds the greater of
(i) 80% of the gross proceeds of the Partnership's offering of Units, reduced by 0.0625% for each 1% of leverage encumbering Partnership equipment, or (ii) 75% of the gross proceeds of such offering) to the General Partner and the remainder to the Limited Partners. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

Distributable Cash, if any, will be distributed within 60 days after the completion of each of the first three fiscal quarters of each Partnership fiscal year and within 120 days after the completion of each fiscal year, beginning after the first full fiscal quarter following the Partnership's closing date. Each such distribution will be described in a statement sent to the Limited Partners.

Item 6.  Selected Financial Data.

The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with the financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in Items 8. and 7., respectively of this report.

                                                          For the Years Ended December 31,
                                                1995             1994               1993             1992                   1991
                                          -----------------------------------------------------------------------------------------
Operating Data

   Rental Income                          $      1,697,214  $     2,759,929     $      3,997,157 $     4,692,969    $     4,117,860
   Interest Income                                  23,035           30,708               34,787          54,809             83,701
   Net (Loss) Income                              (347,598)        (614,313)             203,727         774,516         (1,604,040)
   Net (Loss) Income Per Limited
       Partnership Unit                             (12.64)         (24.02)                 4.33           18.16             (58.33)

Balance Sheet Data

   Cash and Cash Equivalents              $        336,360  $       843,110     $        959,487 $     1,363,767    $     1,252,822
   Computer Equipment at Cost                    7,388,216        8,169,287           13,518,961      17,078,290         18,675,789
   Total Assets                                  2,239,549        3,064,038            5,366,699       7,672,897         10,310,738
   Long-term Debt                                  960,503          668,195              648,751       1,172,460          2,204,980
   Distributions to Partners                     1,218,003        1,719,537            1,719,536       1,719,533          1,719,539
   Distributions Per Limited
     Partnership Unit                                42.50            60.00                60.00           60.00              60.00
   Partners' Equity                                592,951        2,159,371            4,493,221       6,009,030          6,954,047


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Partnership had five closings as of December 31, 1988. These closings occurred on May 18, 1988, July 11, 1988, September 16, 1988, October 31, 1988 and December 1, 1988. Total subscriptions received from these closings were $4,548,920, $2,771,260, $2,828,500, $1,818,600 and $1,639,800, respectively, representing 27,226 Units of Limited Partnership Interest. Included in these amounts were proceeds from the sale of 148 Units at a price net of sales commissions for employees of an affiliate of the General Partner, who were allowed to purchase units at a net price of $460 per unit.

Results of Operations

The following discussion relates to Partnership's operations for the year ended December 31, 1995, in comparison to the years ended December 31, 1994 and 1993.

The Partnership realized a net loss of $347,598 and $614,313 and net income of $203,727, for the years ended December 31, 1995, 1994, and 1993, respectively. Rental income decreased $1,062,715 or 39% and $1,237,228 or 31% in 1995 and 1994, respectively. The decrease in rental income each year is due to lower rental rates obtained on equipment lease extensions and remarketings and a net reduction in the overall size of the equipment portfolio. The other income balance of $31,147 in 1995 represents the net settlement proceeds relating to a dispute between the Partnership and Gemini Equities, Incorporated ("Gemini") with regard to ownership rights of equipment. The Partnership had the rights to purchase equipment at a bargain purchase option at the expiration of a lease with a French corporation that commenced in 1989. However, during the lease term the equipment owner was sold to Gemini. Upon lease expiration in 1992, Gemini denied the Partnership's request to purchase the equipment. In response, the Partnership pursued the title rights to the equipment, resolving the dispute in a settlement of cash proceeds during the current year. Interest income decreased $7,673 and $4,079 in 1995 and 1994, respectively, as result of lower average short-term investment balances held during each year. The recovery of net unsecured pre-petition claim of $10,757 and $22,808 for the years ended December 31, 1995 and 1994, respectively, was the result of the receipt of the Trustee's distributions on the fully reserved net unsecured pre-petition receivable, in the original amount of $37,470 (for further discussion refer to note 9 to the financial statements). The current year recovery relates to the receipt of the second and final Trustee's distribution comprised of cash and stock, along with the second quarter of 1995 establishment of the carrying value of the stock received in the December 27, 1994 distribution. Accordingly, the prior year recovery amount represents the cash portion of the Trustee's first distribution. The $6,188 net gain on sale of equipment in the current year can be attributed to the overall sale of equipment carrying low net book values. In comparison, 1994 reflected a $582,152 net loss on sale of equipment due to a number of large equipment sales carrying high net book values.

Total costs and expenses decreased $729,667 or 26% and $891,352 or 24% in 1995 and 1994, respectively, compared to prior periods. The decrease in costs and expenses each year is primarily the result of lower depreciation expense, which accounted for a decrease of $652,660 and $813,946 for the years ended December 31, 1995 and 1994, respectively. The decrease in depreciation expense each year is due to a large portion of the equipment portfolio becoming fully depreciated and a reduction in the overall equipment portfolio. Included in depreciation expense in 1995, 1994 and 1993, is a provision for $700,541, $500,000 and
$500,000, respectively, to properly reflect the equipment portfolio's net realizable value for each year. The above-mentioned decrease more than offsets the increase in depreciation expense resulting from the Partnership's policy with regard to the equipment portfolio's net realizable value. Interest expense increased by $8,908 in 1995 due to the current year receipt of long-term debt versus the decrease of $22,853 in 1994 as a result of the principal paydown of the outstanding debt balance that year. Such debt was used to finance equipment lease transactions. The decline in management fees expense each year reflects the decline in rental income. General and administrative expenses increased 6% and 13% for the years ended December 31, 1995 and 1994, respectively. A major factor contributing to the increase each year is that salaries and expenses of the partnership accounting and reporting personnel, of the General Partner, which are reimbursable by the various partnerships under management are being allocated over a diminishing number of partnerships. The General Partner managed 15 partnerships in 1995, 19 partnerships in 1994 and 21 partnerships in 1993. The large number of equipment acquisitions in the current and prior year also had an impact on the increases in general and administrative expenses. The Partnership decreased its provision for doubtful accounts by $26,706 in 1995 due to successful collection efforts on delinquent accounts, as compared to the establishment of the provision in the amount of $33,251 in the prior year.

The Partnership recorded a net (loss) income per Limited Partnership Unit of $(12.64), $(24.02) and $4.33 for the years ended December 31, 1995, 1994 and
1993, respectively. The allocation for the year ended December 31, 1994 includes a cost recovery allocation of profit and loss among the General and Limited Partners which results in an allocation of net loss to the Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.


Liquidity and Capital Resources

For the year ended December 31, 1995, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less remarketable, sold. This decision is made upon analyzing which option would derive the most favorable results.

Rental income will continue to decrease due to two factors. The first factor is the rate obtained when the original leases expire and are remarketed. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease, however, should not affect the Partnership's ability to meet its future cash requirements, including long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues amount to $2,690,165 and are to be received over the next six years (for further discussion, refer to note 4 to the financial statements).

The Partnership's investing activities resulted in equipment purchases of $1,747,497, and sales of equipment with a depreciated cost basis of $270,892, generating $277,080 in proceeds. The Partnership has capital expenditure commitments of approximately $390,000, which are expected to be consummated during the first quarter of 1996. The Partnership will not purchase equipment in the future, except as described above, as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities resulted in proceeds from borrowing on long-term debt of $645,188. Such long-term debt bears interest rates ranging from 5.75% to 8.25% and the paydown on long-term debt of $352,880 with installments to be paid monthly. Total debt assumed by the Partnership from inception is $14,080,163, for a total leverage of 42%.

Cash distributions paid in the first quarter of 1996 are currently at an annual level of 6% per Limited Partnership Unit, or $7.50 per Limited Partnership Unit on a quarterly basis. During 1995, the Partnership distributed a total of $42.50 per Limited Partnership Unit which represents a return of capital. For the quarter ended December 31, 1995, the Partnership declared a cash distribution of $214,942, of which $10,747 was distributed to the General Partner and $204,195 was distributed to the Limited Partners. The distribution subsequently occurred on February 29, 1996. The Partnership expects to continue paying distributions at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP from CMI Holding Co. Under the new ownership, it is expected that TLP will continue to operate in the same manner of business as it has in the past.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                          Independent Auditors' Report




The Partners of Wellesley Lease Income Limited Partnership IV:

We have audited the accompanying balance sheets of Wellesley Lease Income Limited Partnership IV (a Massachusetts Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedule II for each of the years in the three-year period ended December 31, 1995. These financial statements and this financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wellesley Lease Income Limited Partnership IV as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                                    KPMG Peat Marwick LLP



Boston, Massachusetts
March 15, 1996

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets
                           December 31, 1995 and 1994

                                     Assets
                                                                                       1995                   1994
                                                                                 ----------------        ----------------
Investment property, at cost (notes 3 & 4):
   Computer equipment                                                            $      7,388,216        $      8,169,287
     Less accumulated depreciation                                                      5,674,559               6,115,213
                                                                                 ----------------        ----------------
       Investment property, net                                                         1,713,657               2,054,074

Cash and cash equivalents                                                                 336,360                 843,110
Rents receivable, net (notes 2 & 4)                                                       125,765                  52,870
Account receivable - affiliates, net (notes 2 & 9)                                         43,054                       -
Sales receivable, net (note 2)                                                             16,069                 113,984
Marketable securities (notes 2 & 8)                                                         4,644                       -
                                                                                 ----------------        ----------------

     Total assets                                                                $      2,239,549        $      3,064,038
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 7)                                    $        491,254        $        289,005
   Accounts payable and accrued expenses - affiliates (note 5)                            420,457                  32,092
   Accounts payable and accrued expenses                                                  237,953                 109,857
   Unearned rental revenue                                                                 27,685                  94,523
   Long-term debt, less current portion (note 7)                                          469,249                 379,190
                                                                                 ----------------        ----------------

     Total liabilities                                                                  1,646,598                 904,667
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                476,748                 480,224
     Cumulative cash distributions                                                       (588,414)               (527,515)
     Unrealized losses on marketable securities (note 8)                                       (8)                      -
                                                                                 ----------------        ----------------
                                                                                         (110,674)                (46,291)
                                                                                 ----------------        ----------------
   Limited Partners (27,226 units):
     Capital contribution, net of offering costs                                       12,148,459              12,148,459
     Cumulative net income                                                               (245,511)                 98,611
     Cumulative cash distributions                                                    (11,198,512)            (10,041,408)
     Unrealized losses on marketable securities (note 8)                                     (811)                      -
                                                                                 ----------------        ----------------
                                                                                          703,625               2,205,662
                                                                                 ----------------        ----------------
     Total partners' equity                                                               592,951               2,159,371
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $      2,239,549        $      3,064,038
                                                                                 ================        ================

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
              For the Years Ended December 31, 1995, 1994 and 1993


                                                                 1995                     1994                    1993
                                                            ---------------          --------------         ---------------

Revenue:
   Rental income                                            $     1,697,214          $    2,759,929         $     3,997,157
   Other income                                                      31,147                       -                       -
   Interest income                                                   23,035                  30,708                  34,787
   Recovery of net unsecured pre-petition
     claim (note 9)                                                  10,757                  22,808                       -
   Net gain (loss) on sale of equipment                               6,188                (582,152)                (91,259)
                                                            ---------------          --------------         ---------------

       Total revenue                                              1,768,341               2,231,293               3,940,685
                                                            ---------------          --------------         ---------------

Costs and expenses:
   Depreciation                                                   1,817,022               2,469,682               3,283,628
   Interest                                                          51,258                  42,350                  65,203
   Related party expenses (note 5):
     Management fees                                                111,231                 178,265                 279,978
     General and administrative                                     129,883                 122,058                 108,149
   Provision for doubtful accounts                                    6,545                  33,251                       -
                                                            ---------------          --------------         ---------------

       Total costs and expenses                                   2,115,939               2,845,606               3,736,958
                                                            ---------------          --------------         ---------------

Net (loss) income                                           $      (347,598)         $     (614,313)        $       203,727
                                                            ===============          ==============         ===============

Net (loss) income per
   Limited Partnership Unit                                 $        (12.64)         $       (24.02)        $          4.33
                                                            ===============          ==============         ===============

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                    Statements of Partners' Equity (Deficit)
              For the Years Ended December 31, 1995, 1994 and 1993


                                                             General              Limited
                                                             Partner              Partners              Total
                                                       -----------------     ----------------    ------------------

Equity at
    December 31, 1992                                  $               -     $      6,009,030    $        6,009,030

Net income                                                        85,976              117,751               203,727

Cash distributions                                               (85,976)          (1,633,560)           (1,719,536)
                                                       -----------------     ----------------    ------------------

Equity at
    December 31, 1993                                                  -            4,493,221             4,493,221

Net income (loss)                                                 39,685             (653,998)             (614,313)

Cash distributions                                               (85,976)          (1,633,561)           (1,719,537)
                                                       -----------------     ----------------    ------------------

Equity (deficit) at
    December 31, 1994                                            (46,291)           2,205,662             2,159,371

Net loss                                                          (3,476)            (344,122)             (347,598)

Cash distributions                                               (60,899)          (1,157,104)           (1,218,003)

Unrealized loss on marketable
    securities (note 8)                                               (8)                (811)                 (819)
                                                       -----------------     ----------------    ------------------

Equity (deficit) at
    December 31, 1995                                  $        (110,674)    $        703,625    $          592,951
                                                       =================     ================    ==================

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
              For the Years Ended December 31, 1995, 1994 and 1993

                                                                            1995                1994                 1993
                                                                     ---------------     ----------------     ----------------
Cash flows from operating activities:
   Net (loss) income                                                 $      (347,598)    $       (614,313)    $        203,727
                                                                     ---------------     ----------------     ----------------

   Adjustments to reconcile  net (loss) income to net cash
     provided by operating activities:
       Depreciation                                                        1,817,022            2,469,682            3,287,547
       Provision for doubtful accounts                                         6,545               33,251                    -
       Net (gain) loss on sale of equipment                                   (6,188)             582,152               91,259
       Net increase in current assets                                        (30,042)             (87,070)             (30,854)
       Net increase (decrease) in current liabilities                        449,623               11,745             (266,680)
                                                                     ---------------     ----------------     ----------------

         Total adjustments                                                 2,236,960            3,009,760            3,081,272
                                                                     ---------------     ----------------     ----------------

         Net cash provided by operating activities                         1,889,362            2,395,447            3,284,999
                                                                     ---------------     ----------------     ----------------

Cash flows from investing activities:
   Purchase of investment property                                        (1,747,497)          (1,571,470)          (2,065,486)
   Proceeds from sale of investment property                                 277,080              759,739              619,452
                                                                     ---------------     ----------------     ----------------

         Net cash used in investing activities                            (1,470,417)            (811,731)          (1,446,034)
                                                                     ---------------     ----------------     ----------------

Cash flows from financing activities:
   Proceeds from borrowings under long-term debt                             645,188              685,709               99,660
   Principal payments on long-term debt                                     (352,880)            (666,265)            (623,369)
   Cash distributions to partners                                         (1,218,003)          (1,719,537)          (1,719,536)
                                                                     ---------------     ----------------     ----------------

         Net cash used in financing activities                              (925,695)          (1,700,093)          (2,243,245)
                                                                     ---------------     ----------------     ----------------

Net (decrease) increase in cash and cash equivalents                        (506,750)            (116,377)            (404,280)

Cash and cash equivalents at beginning of year                               843,110              959,487            1,363,767
                                                                     ---------------     ----------------     ----------------

Cash and cash equivalents at end of year                             $       336,360     $        843,110     $        959,487
                                                                     ===============     ================     ================

Supplemental cash flow information:
   Interest paid during the year                                     $        51,258     $         45,231     $         68,511
                                                                     ===============     ================     ================

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                        December 31, 1995, 1994 and 1993

(1)   Organization and Partnership Matters

Wellesley Lease Income Limited Partnership IV ("the Partnership") was organized under the Massachusetts Uniform Limited Partnership Act on November 9, 1987. In exchange for a capital contribution of $1,000, the Partnership has issued all of its General Partner interests to Wellesley Leasing Partnership, a Massachusetts Limited Partnership.

The Amended Agreement of Limited Partnership authorizes the issuance of up to 150,000 Limited Partnership units at a gross price per unit of $500, and up to 50 additional units to affiliates.

The Partnership has entered into a Sales Agent Agreement with TLP Securities Corporation ("TLP Securities"), an affiliate of the General Partner, which acted as a Dealer/Manager for the offering of Limited Partnership Interests. On March 3, 1988, pursuant to the Dealer/Manager agreement, the Partnership began the marketing and sale of the units. The Partnership has had a total of five closings. The closings occurred on May 18, 1988, with 9,104 units, July 11, 1988, with 5,545 units, September 16, 1988, with 5,657 units, October 31, 1988, with 3,640 units and December 31, 1988, with 3,280 units.

Pursuant to the terms of the Amended Agreement of Limited Partnership, Distributable Cash From Operations and Profits for federal income tax and financial reporting purposes from normal operations of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Further, gains on sales of equipment occurring after the reinvestment period end shall be allocated first to eliminate negative capital accounts, if any, and second 99% to the Limited Partners and 1% to the General Partner until "Payout". "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 10% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Losses for federal income tax and financial reporting purposes from normal operations and any Distributable Cash From Sales or Refinancings from gains and losses shall be allocated 99% to the Limited Partners and 1% to the General Partner until Payout has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. In addition, special cost recovery allocations may be required to reflect the differing initial capital contributions of the General Partner and the Limited Partners. The Partnership's books and records are in accordance with the terms of the Amended Agreement of Limited Partnership. Including the distribution for the fourth quarter of 1995 made February 29, 1996, cumulative distribution to date is $414.63 per unit. This cumulative distribution per unit amount represents 15.74% of Payout. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(2)   Summary of Significant Accounting Policies

General

The Partnership's records are maintained on the accrual basis of accounting so that revenues are recognized as earned and expenses are recognized as incurred. Assets and liabilities are those of the Partnership and do not include any assets and liabilities of the individual partners. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation on investment property purchased prior to January 1, 1993 is provided using a straight-line basis, generally over a five year period. For equipment purchased on or after January 1, 1993, depreciation is provided using a straight-line basis, over a four year period. The Partnership's policy is to periodically review the estimated fair market value of its equipment to assess the recoverability of its undepreciated cost. In accordance with this policy, the Partnership records a charge to depreciation expense in instances when the net book value of equipment exceeds its net realizable value. Included in depreciation expense in 1995, 1994 and 1993, is a provision for $700,541,
$500,000 and $500,000, respectively, to properly reflect the equipment portfolio's net realizable value. Routine maintenance and repairs are expensed as incurred. Major betterments and enhancements are capitalized and depreciated in accordance with the Partnership's depreciation policy.

Cash and Cash Equivalents

The  Partnership  considers  cash  and  short-term   investments  with  original
maturities of three months or less to be cash and cash equivalents.

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances.  The  allowance  for  doubtful  accounts  is based on past  write  off experience  and an evaluation  of potential  uncollectible  accounts  within the current  receivable  balances.  Receivable  balances  which are determined to be uncollectible  are charged against the allowance and subsequent  recoveries,  if any, are credited to the allowance. At December 31, 1995 and 1994, the allowance for  doubtful  accounts  included in rents  receivable  was $34,889 and $33,251, respectively,  and  the  allowance  for  doubtful  accounts  included  in  sales receivable was $4,906 and $0, respectively.  The allowance for doubtful accounts
- - -  affiliates  at December 31, 1995 and 1994,  was $0 and $6,750,  respectively, which pertained to the outstanding net unsecured pre-petition claim balance.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

Marketable Securities

The marketable securities are stated at fair value at the balance sheet date and consist of 2,185 shares of common stock in Continental Information Systems Corporation ("CISC") received by the Partnership in the distributions made December 27, 1994 and July 20, 1995 by the Trustee of the Liquidating Estate of CIS Corporation, et al, ("the Trustee"), with respect to the outstanding net unsecured pre-petition claim. During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis. Unrealized gains and losses are recorded directly in partners' equity except those gains and losses that are deemed to be other than temporary, which would be reflected in income (see note 8).

Income Taxes

No provision for federal income taxes has been made as the liability for such taxes is that of the Partners rather than that of the Partnership. Taxable
(loss) income, as reported on Schedule K-1, Form 1065 "Partner's Share of Income, Credits, Deductions, etc.", was $(381,970), $(480,112) and $967,836 in
1995, 1994 and 1993, respectively (see note 6).

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3)   Investment Property

At December 31, 1995, the Partnership owned computer equipment with a depreciated cost basis of $1,444,837, subject to existing leases and equipment with a depreciated cost basis of $268,820 in inventory awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(4)   Leases

Description of leasing arrangements:

Operations consist primarily of leasing computer equipment. All equipment leases are classified as operating leases and expire over the next six years.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

Minimum lease payments scheduled to be received in the future under existing noncancelable operating leases are as follows:

                                     1996                    $     1,272,934
                                     1997                            816,853
                                     1998                            401,651
                                     1999                            105,382
                                     2000                             67,335
                                     2001                             26,010
                                                             ---------------

                                                             $     2,690,165
                                                             ===============

The following schedule provides an analysis of the cost of capital equipment by major classes as of December 31, 1995:

                 Computer peripherals                         $     3,250,815
                 Processors & upgrades                              1,994,818
                 Telecommunications                                   221,646
                 Other                                              1,920,937
                                                              ---------------

                                                              $     7,388,216
                                                              ===============

Four lessees, American Freightways, Incorporated, Cincinnati Gas & Electric Company, Halliburton Company and Hughes Aircraft Company, Incorporated, lease equipment in excess of 10% of the total equipment portfolio. At December 31, 1995, American Freightways, Incorporated, Cincinnati Gas & Electric Company, Halliburton Company and Hughes Aircraft Company, Incorporated lease equipment comprising 10.23%, 2.06%, 9.94% and 6.72% of the total equipment portfolio. The related rental payments comprise 14.14%, 16.68%, 17.22% and 10.40% of total rental income for the year ended December 31, 1995.

(5)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                     1995               1994                1993
                                                 ------------        ------------        ------------

Equipment acquisition fees                       $     50,898        $     45,732        $     60,160
Management fees                                       111,231             178,265             279,978
Reimbursable expenses paid                            119,878             105,601              94,031
                                                 ------------        ------------        ------------

                                                 $    282,007        $    329,598        $    434,169
                                                 ============        ============        ============

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

Under the terms of the Partnership Agreement, the General Partner is entitled to an equipment acquisition fee of 3% of the purchase price paid by the Partnership for the equipment. The General Partner is also entitled to a management fee equal to 7% of the monthly rental billings collected. Also, the Partnership reimburses the General Partner and their affiliates for certain expenses incurred by them in connection with the operations of the Partnership.

(6) Reconciliation of Financial Statement Net (Loss) Income to Taxable (Loss) Income to Partners

A reconciliation of financial statement net (loss) income to taxable (loss) income to partners is as follows for the years ended December 31, 1995, 1994 and 1993:

                                                                                  1995               1994                1993
                                                                              --------------      -------------      -------------

      Net (loss) income per financial statements                              $     (347,598)     $    (614,313)     $     203,727

      Provision for doubtful accounts expense for financial
           statement purposes (less than) in excess of provision
           for doubtful accounts expense for tax purposes                             (8,118)            10,444                  -

      Depreciation expense for financial statement purposes
           in excess of depreciation expense for tax purposes                        500,855            500,000            764,109

      Net  loss on sale of equipment for financial  statement
           purposes less than net loss on sale of equipment
           for tax purposes                                                         (527,109)          (376,243)                 -
                                                                              --------------      -------------      -------------

      Taxable (loss) income to partners                                       $     (381,970)     $    (480,112)     $     967,836
                                                                              ==============      =============      =============

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

Losses for federal tax purposes from normal operations are allocated 99% to the Limited Partners and 1% to the General Partner. Profits for federal tax purposes from normal operations are allocated 95% to the Limited Partners and 5% to the General Partner. In addition, special cost recovery allocations may be required to reflect the differing initial capital contribution of the General Partner and the Limited Partners.

(7)   Long-term Debt

Long-term debt at December 31, 1995, consisted of two loans for $19,181 and $12,707 from Randolph Computer Company, each with an interest rate of 6.00% and one loan for $332,485 from Pioneer Bank and Trust Company with an interest rate of 8.15%, one loan for $295,463 from Pullman Capital Corporation with an interest rate of 8.00% and three loans totaling $300,667 from Liberty Bank, each bearing interest at a rate of 8.125%. The total outstanding debt balance is collateralized by equipment with a net book value of $1,081,619, and assignment of the related leases.

The annual maturities of long-term debt for the next three years are as follows:

         Year Ending December 31,

                                     1996                   $      491,254
                                     1997                          357,786
                                     1998                          111,463
                                                            --------------

                                                            $      960,503
                                                            ==============

(8)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At December 31, 1995 the difference between the fair value and the cost basis of these securities is an unrealized loss of $819.

The fair value is based on currently quoted market prices. The cost basis and estimated fair value of the Partnership's marketable securities at December 31, 1995 are as follows:

                                                                                1995
                                                                       Cost           Fair
                                                                       Basis          Value

Investment in Continental Information
     Systems Corporation Stock                                         $ 5,463        $ 4,644
                                                                       =======        =======

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

As was discussed in note 2, Marketable Securities, the Partnership received stock in CISC as part of the December 27, 1994 and July 20, 1995 distributions from the Trustee, with respect to the outstanding net unsecured pre-petition claim. The receivables comprising the net unsecured pre-petition claim had been fully reserved during prior years; thus, during the second quarter of 1995 when the stock began actively trading, the carrying amount for the stock was established to be $2.50 per share which approximated fair value at June 30, 1995.

(9)   Bankruptcy of Continental Information Systems Corporation

On January 13, 1989 (the "Petition Date"), Continental Information Systems Corporation ("Continental"), CIS Corporation ("CIS"), CMI Holding Co. ("Holding"), CMI Corporation ("CMI") and certain of its affiliates (collectively, the "Debtors"), voluntarily petitioned for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"), and thereafter continued in the management and operation of their businesses and property as Debtors In Possession until October 25, 1989, when the United States Bankruptcy Court (the "Court") confirmed the appointment of James P. Hassett as Chapter 11 trustee (the "Trustee") of the Debtors. Holding is the parent of TLP and CMI is the parent of CISMS. TLP and CISMS, neither of which filed under Chapter 11, are the two Corporate General Partners of Wellesley Leasing Partnership, the General Partner of the Partnership. Both before and after the Petition Date, CIS and CMI have acted as agents for the Partnership in selling, leasing and remarketing Partnership equipment. Holding became a wholly-owned subsidiary of CIS pursuant to a Court ordered settlement on July 20, 1993.

As of the Petition Date, there were a number of unsettled transactions between CIS and CMI and the Partnership and other affiliated partnerships (the Partnership and such other partnerships are herein collectively referred to as the "Partnerships"), including outstanding accounts receivable and accounts payable between each of the Partnerships and CIS and CMI and their affiliates, sales of equipment and related leases from CIS and CMI to each of the
Partnerships for which not all documentation had been completed as of the Petition Date, and sales of equipment and related leases from which CIS had failed to remove prior third-party liens. In addition, accounts receivable and accounts payable continued to accrue and be paid between each of the Partnerships and CIS and CMI and their affiliates subsequent to the Petition Date.

On February 28, 1992, the Court granted an order implementing a settlement of the outstanding issues between each of the Partnerships and the Debtors. The settlement occurred on March 13, 1992. In the order the Court approved a set-off on a partnership-by-partnership basis of pre-petition amounts owed by each affected Debtor to each Partnership to the extent of pre-petition amounts owed by that Partnership to that Debtor. As a result of the set-off, the Partnership had a net unsecured pre-petition claim of $37,470 against CMI as of December 31, 1993 which had been fully reserved.

On November 29, 1994, the Court confirmed the Trustee's proposed Joint Plan of Reorganization ("the Plan") dated October 4, 1994, and the Debtors emerged from Chapter 11 bankruptcy protection on December 21, 1994. In accordance with the Plan projections, 100% of each CMI claim would be paid in full, of which 75% would be cash and 25% would be common stock of the reorganized Continental Information Systems Corporation ("CISC"), based on a per share price of $4.29.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

On December 27, 1994, the Partnership received the first distribution from the Trustee (now Trustee of the Liquidating Estate of CIS Corporation, et al) with respect to the net unsecured pre-petition claim described above. The distribution consisted of cash proceeds of $22,808 and 1,844 shares of common stock in CISC. During the second quarter of 1995, the stock of CISC began trading, thereby providing an objective valuation method for establishing the cost basis of $2.50 per share, which approximated fair value at June 30, 1995. A charge off was made in 1995 in relation to the difference between the Trustee's original prescribed value of the CISC stock at $4.29 per share and the cost basis established by the Partnership. On July 20, 1995, the Partnership received the second and final distribution from the Trustee, consisting of cash proceeds of $5,294 and 341 shares of CISC. Following the Trustee's second distribution and the charge off made during the year, the Partnership's net unsecured pre-petition claim was settled and there are no other outstanding receivable balances.

(10)  Subsequent Events

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP from Holding. Under the new ownership, it is expected that TLP will continue to operate in the same manner of business as it has in the past.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)




Schedule II - Valuation and Qualifying Accounts and Reserves


                                                           Additions charged
                                      Balance at             to (recoveries                                     Balance
                                      beginning              credited from)                                     at end
Classification                          of year           costs and expenses            Charge-offs             of year


Year ended
December 31, 1993                  $         37,470        $              -         $              -        $          37,470
                                   ================        ================         ================        =================

Year ended
December 31, 1994                  $         37,470        $         10,443         $              -        $          47,913
                                   ================        ================         ================        =================

Year ended
December 31, 1995                  $         47,913        $         (4,212)        $          3,906        $          39,795
                                   ================        ================         ================        =================


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                December 31, 1995

Lessee

American Freightways, Incorporated American Telephone and Telegraph Company, Incorporated Bassin Distributors, Incorporated Blue Cross of Western New York Burroughs Welcome Company, Incorporated Carr Separation, Incorporated Case Corporation Chrysler Corporation Cincinnati Gas & Electric Company Comdisco, Incorporated Coulter Corporation Delphi Internet, Incorporated FAX International, Incorporated First National Bank of Boston Halliburton Company H.J. Meyers Company, Incorporated Hughes Aircraft Company, Incorporated Internet Access Company, Incorporated Mastercard, Incorporated ON Technology Corporation Sports & Recreation, Incorporated

Equipment Description                       Acquisition Price

Computer peripherals                         $      3,250,815
Processors & upgrades                               1,994,818
Telecommunications                                    221,646
Other                                               1,920,937
                                             ----------------

                                             $      7,388,216
                                             ================

Exhibit 11         WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

          Computation of Net (Loss) Income per Limited Partnership Unit
              For the Years Ended December 31, 1995, 1994 and 1993

                                                                             1995               1994                 1993
                                                                      --------------     ----------------     ----------------

Net (loss) income                                                     $     (347,598)    $       (614,313)    $        203,727

Gain on sale                                                                  (8,470)            (237,777)            (248,042)
Loss on sale                                                                   2,282              819,929              339,301
Special cost recovery allocation                                                   -              (46,291)                   -
                                                                      --------------     ----------------     ----------------

Available income from operations                                            (353,786)             (78,452)             294,986
                                                                      --------------     ----------------     ----------------

Allocations to General Partner:
   (Loss) income from operations                                              (3,538)                (785)              14,749
   Gain on sale                                                                   85                2,378               74,620
   Loss on sale                                                                  (23)              (8,199)              (3,393)
   Special cost recovery allocation                                                -               46,291                    -
                                                                      --------------     ----------------     ----------------

(Loss) income allocated to General Partner                                    (3,476)              39,685               85,976
                                                                      --------------     ----------------     ----------------

(Loss) income allocated to Limited Partners                           $     (344,122)    $       (653,998)    $        117,751
                                                                      ==============     ================     ================

Number of Limited Partnership Units                                           27,226               27,226               27,226

Net (loss) income per Limited Partnership Unit                        $       (12.64)    $        (24.02)     $           4.33
                                                                      ==============     ===============      ================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Statement Disclosures.

None.

                                    Part III

Item 10.  Directors and Executive Officers of the Partnership.

(a-b) Identification of Directors and Executive Officers

The Partnership has no Directors or Officers. As indicated in Item 1. of this report, the General Partner of the Partnership is Wellesley Leasing Partnership. Under the Partnership Agreement, the General Partner is solely responsible for the operation of the Partnership's properties, and the Limited Partners have no right to participate in the control of such operations. The General Partner has three Corporate General Partners: TLP and CISMS, both Massachusetts corporations and Waddell & Reed (formerly TUPS), a Missouri corporation. The names and ages of the Directors and Executive Officers of the Corporate General Partners are as follows:

TLP
          Name                                                       Title                                            Age

Arthur P. Beecher *                                President and Director                                             59
Thomas J. Prinzing *                               Director                                                           49
Frank J. Corcoran                                  Director, Vice President, Treasurer                                45
                                                     and Clerk

CISMS
           Name                                                      Title                                            Age

Arthur P. Beecher *                                President and Assistant Secretary                                  59
Thomas J. Prinzing *                               Director                                                           49
Frank J. Corcoran                                  Vice President, Treasurer and Clerk                                45

*  Executive Committee Member

Waddell & Reed
          Name                                                       Title                                            Age

Keith A. Tucker                                    President, Chief Executive Officer                                 51
                                                      and Director
Robert L. Hechler                                  Vice President, Chief Operations Officer,                          59
                                                      Treasurer and Director
Henry J. Herrmann                                  Vice President, Chief Investment Officer                           54
                                                      and Director
George L. Wirkkula                                 Vice President, National Sales Manager                             59
                                                      and Director
Sharon K. Pappas                                   Vice President, Secretary                                          37
                                                      and General Counsel

(c) Identification of certain significant persons

See Item 10. (a-b)

(d) Family relationship

No family relationship exists between any of the foregoing Directors or Officers.

(e) Business experience

Arthur P. Beecher is President and Director of TLP. He is also President and Assistant Secretary of CISMS. Prior to joining TLP in October 1983, Mr. Beecher was an Officer of Computer Systems of America, Inc., in Boston, Massachusetts, most recently as Vice President, Finance and Administration since 1975. Mr. Beecher holds a B.S. from Boston University and is a Certified Public Accountant.

Thomas J. Prinzing is a Director of TLP and CISMS. On December 18, 1995, Mr. Prinzing was elected President, Chief Executive Officer and Director of Continental Information Systems Corporation ("CISC"). Mr. Prinzing is also the President of CIS Air Corporation, a position he has held since 1991. From 1984 to 1991 he was Senior Vice President and Chief Financial Officer of CIS. Mr. Prinzing has an Honors Bachelor of Commerce degree of the University of Windsor and is a Certified Public Accountant.

Frank J. Corcoran is Director, Vice President, Treasurer and Clerk of TLP, and is also Vice President, Treasurer and Clerk of CISMS. Mr. Corcoran is Senior Vice President, Chief Financial Officer, Treasurer and Director of CIS and a Vice President and Treasurer of Holding. Prior to joining CIS in November 1994, he was with Unisys Finance Corporation, from 1985 to 1994, most recently as the Vice President and General Manager. Mr. Corcoran holds a B.S. from Wayne State University, a M.S. in Taxation from Walsh College and is a Certified Public Accountant.

Keith A. Tucker is President, Chief Executive Officer and Director of Waddell & Reed; Chairman of the Board of Directors of WRIMCO, Waddell & Reed, Inc., Waddell & Reed Services Company, Waddell & Reed Asset Management Company and Torchmark Distributors, Inc., an affiliate of Waddell & Reed, Inc.; Vice Chairman of the Board of Directors, Chief Executive Officer and President of United Investors Management Company; Vice Chairman of the Board of Directors of Torchmark Corporation; and President of each of the funds in the United, Waddell & Reed and TMK/United mutual fund groups. He is also Director of Southwestern Life Corporation. Prior to joining Torchmark Corporation in 1991, Mr. Tucker was with Trivest, Inc. and Trivest Securities Corporation in Miami, Florida since 1987, most recently as the Senior Vice President and President, respectively. Prior to Trivest, Inc., he was Director of Atlantis Group, Inc., a diversified company. Mr. Tucker holds a B.B.A. and a J. D. both from the University of Texas.

Robert L. Hechler is Vice President, Chief Operations Officer, Director and Treasurer of Waddell & Reed; Executive Vice President, Principal Financial Officer, Director and Treasurer of WRIMCO; President, Chief Executive Officer, Principal Financial Officer, Director and Treasurer of Waddell & Reed, Inc.; Director and Treasurer of Waddell & Reed Services Company; Vice President, Treasurer and Director of Torchmark Distributors, Inc.; and Vice President and Principal Financial Officer of each of the funds in the United, Waddell & Reed and TMK/United mutual fund groups. He has been employed by Waddell & Reed and its affiliates since 1977. Mr. Hechler holds a B.S. from the University of Illinois and an M.B.A. from the University of Chicago.

Henry J. Herrmann is Vice President, Chief Investment Officer and Director of Waddell & Reed; Director of Waddell & Reed, Inc.; President, Chief Executive Officer, Chief Investment Officer and Director of WRIMCO and Waddell & Reed Asset Management Company; Senior Vice President and Chief Investment Officer of United Investors Management Company; and Vice President of each of the funds in the United, Waddell & Reed and TMK/United mutual fund groups. He has been employed by Waddell & Reed and its affiliates since 1971. Mr. Herrmann holds a B.S. from New York University.

George L. Wirkkula is Vice President, National Sales Manager and Director of Waddell & Reed; Executive Vice President, National Sales Manager and a Director of Waddell & Reed, Inc.; and President and Director of Waddell & Reed Leasing, Inc. He is also a member of the Investment Committee for Hanover Lease Income Limited Partnership. He has been employed by Waddell & Reed and its affiliates since 1973. Mr. Wirkkula holds a B.S. from Macalester College.

Sharon K. Pappas is Vice President, Secretary and General Counsel of Waddell & Reed; Senior Vice President, Secretary and General Counsel of WRIMCO and Waddell & Reed, Inc.; Director, Senior Vice President, Secretary and General Counsel of Waddell & Reed Services Company; Director, Secretary and General Counsel of Waddell & Reed Asset Management Company; Vice President, Secretary and General Counsel of Torchmark Distributors, Inc.; formerly, Assistant General Counsel of WRIMCO, Waddell & Reed Financial Services, Inc., Waddell & Reed, Inc., Waddell & Reed Asset Management Company and Waddell & Reed Services Company. She is Vice President, Secretary and General Counsel of each of the funds in the United, Waddell & Reed and TMK/United mutual fund groups. Prior to joining Waddell & Reed and its affiliates in 1989, Ms. Pappas was employed with Stinson, Mag & Fizzell in Kansas City, Missouri. Ms. Pappas holds a B.S. from Kansas State University and a J.D. from the University of Kansas.

(f) Involvement in certain legal proceedings

The Partnership is not aware of any legal proceedings against any Director or Executive Officer of the Corporate General Partners which may be important for the evaluation of any such person's ability and integrity.

Item 11.  Management Remuneration and Transactions.

(a), (b), (c), (d), and (e): The Officers and Directors of the Corporate General Partners receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the Corporate General Partners. There exists no remuneration plan or arrangement with any Officer or Director of the Corporate General Partners resulting from the resignation, retirement or any other termination. See note 5 to the financial statements included in Item 8. of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates during 1995, 1994 and 1993.

Item 12.  Security Ownership of Certain Owners and Management.

By virtue of its organization as a limited partnership, the Partnership has outstanding no securities possessing traditional voting rights. However, as provided for in Section 13.2 of the Amended Agreement of Limited Partnership (subject to Section 13.3), a majority interest of the Limited Partners have voting rights with respect to:

1.  Amendment of the Limited Partnership Agreement;

2.  Termination of the Partnership;

3.  Removal of the General Partner; and

4. Approval or disapproval of the sale of substantially all the assets of the Partnership.

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 27,226 outstanding Limited Partnership Units as of December 31, 1995.

By virtue of its organization as a limited partnership, the Partnership has no Officers or Directors. See also note 1 to the financial statements included in
Item 8. and Item 10. of this report.

Item 13.  Certain Relationships and Related Transactions.

(a), (b), and (c): The General Partner of the Partnership is Wellesley Leasing Partnership, a Massachusetts general partnership which in turn has three Corporate General Partners: TLP and CISMS, both Massachusetts corporations and Waddell & Reed, a Missouri corporation. The Corporate General Partners' Directors and Executive Officers are identified in Item 10. of this report. The Partnership was not involved in any transaction involving any of these Directors or Officers or any member of the immediate family of these individuals, nor did any of these persons provide services to the Partnership for which they received direct or indirect remuneration. Similarly, there exists no business relationship between the Partnership and any of the Directors or Officers of the Corporate General Partners, nor were any of the individuals indebted to the Partnership.

The General Partner is responsible for acquiring, financing, leasing and selling equipment for the Partnership. CISMS proposes for the Partnership equipment acquisitions, leasing transactions, financing and refinancing transactions and sale transactions, for approval by the Executive Committee and oversees the operation, management and use of each Partnership's equipment. TLP oversaw the marketing of the Units and oversees all administrative functions of the Partnership and, together with Waddell & Reed, provides substantially all of the General Partner's capital resources. In consideration of such services and capital commitments, TLP receives 30%, Waddell & Reed receives 10% and CISMS receives 60% of all compensation received by the General Partner in connection with the formation and operation of the Partnership (including equipment management fees, acquisition fees, subordinated remarketing fees and the General Partner's share of Distributable Cash From Sales or Refinancings), except for acquisition fees, as to which TLP receives 15%, Waddell & Reed receives 10% and CISMS receives 75%. The General Partner also was reimbursed in an amount equal to 3% of the gross proceeds of the Partnership's offerings for organizational and offering expenses; all such expenses in excess of that amount were borne by TLP. See note 5 to the financial statements included in Item 8 of this report for a description of payments made by the Partnership to the General Partner.

For information regarding the settlements between the Partnership and the Liquidating Estate of CIS Corporation, et al, arising out of the emergence from bankruptcy of CIS and CMI, see Item 3. Legal Proceedings.


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K: None.

   (a) 1. Financial Statements                                                                                    Page No.

          Independent Auditors' Report                                                                            17
          Balance Sheets at December 31, 1995 and 1994                                                            18
          Statements of Operations for the Years Ended
             December 31, 1995, 1994 and 1993                                                                     19
          Statements of Partners' Equity (Deficit) for
             the Years Ended December 31, 1995, 1994 and 1993                                                     20
          Statements of Cash Flows for the Years
             Ended December 31, 1995, 1994 and 1993                                                               21
          Notes to Financial Statements                                                                           22 - 29


       2. Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts and Reserves                                            30

          All other financial  statement  schedules are omitted because they are
          not  applicable,  the  data  is  not  significant,   or  the  required
          information is shown elsewhere in this report.

          Computer Equipment Portfolio (Unaudited)                                                                31


       3. Exhibit Index

          11  Statement regarding computation of net (loss) income per Limited Partnership Unit                   32

   (b)    Report on Form 8-K
          N/A


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLESLEY LEASE INCOME LIMITED
PARTNERSHIP IV
(Registrant)

By: Wellesley Leasing Partnership,
its General Partner

By: TLP Leasing Programs, Inc.,
one of its Corporate General
Partners


Date: March 28, 1996

By:   Arthur P. Beecher,
      President