Form 10-Q
period 1996-03-31
WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
filed 1996-05-14
CIK 825851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended March 31, 1996                   Commission File No. 33-18859


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
             (Exact name of registrant as specified in its charter)


         Massachusetts                                               04-2985041
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


    One Financial Center, 21st Floor, Boston, MA                          02111
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (617) 482-8000
                            -------------------------


                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ___

                             There are no Exhibits.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)


                                 INDEX                                                               Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of March 31, 1996 and December 31, 1995                        3

                    Statements of Operations For the Quarters Ended
                         March 31, 1996 and 1995                                                     4

                    Statements of Cash Flows For the Quarters Ended
                         March 31, 1996 and 1995                                                     5

                    Notes to Financial Statements                                                    6 - 8

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                        9 - 10

              Computer Equipment Portfolio                                                           11

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                            12

              Signature                                                                              13


                          PART I: FINANCIAL INFORMATION

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                                              Assets                (Unaudited)            (Audited)
                                                                                      3/31/96               12/31/95
Investment property, at cost (note 3):
   Computer equipment                                                            $      7,250,108        $      7,388,216
     Less accumulated depreciation                                                      5,554,559               5,674,559
                                                                                 ----------------        ----------------
       Investment property, net                                                         1,695,549               1,713,657

Cash and cash equivalents                                                                  62,008                 336,360
Rents receivable, net (note 2)                                                            177,233                 125,765
Account receivable - affiliates (note 4)                                                    2,892                  43,054
Sales receivable, net (note 2)                                                              8,069                  16,069
Marketable securities (notes 2 & 7)                                                         4,781                   4,644
                                                                                 ----------------        ----------------

     Total assets                                                                $      1,950,532        $      2,239,549
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 6)                                    $        572,776        $        491,254
   Notes payable - affiliate (note 5)                                                     223,600                       -
   Accounts payable and accrued expenses - affiliates (note 4)                            115,623                 420,457
   Accounts payable and accrued expenses                                                  231,131                 237,953
   Unearned rental revenue                                                                 14,467                  27,685
   Long-term debt, less current portion (note 6)                                          446,219                 469,249
                                                                                 ----------------        ----------------

     Total liabilities                                                                  1,603,816               1,646,598
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                477,554                 476,748
     Cumulative cash distributions                                                       (599,161)               (588,414)
     Unrealized losses on marketable securities (note 7)                                       (7)                     (8)
                                                                                 ----------------        ----------------
                                                                                         (120,614)               (110,674)
                                                                                 ----------------        ----------------
   Limited Partners (27,226 units):
     Capital contribution, net of offering costs                                       12,148,459              12,148,459
     Cumulative net loss                                                                 (277,747)               (245,511)
     Cumulative cash distributions                                                    (11,402,707)            (11,198,512)
     Unrealized losses on marketable securities (note 7)                                     (675)                   (811)
                                                                                 ----------------        ----------------
                                                                                          467,330                 703,625
                                                                                 ----------------        ----------------
     Total partners' equity                                                               346,716                 592,951
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $      1,950,532        $      2,239,549
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                       1996                     1995
                                                                                -----------------        ----------------
Revenue:
   Rental income                                                                $         457,136        $        467,453
   Interest income                                                                          1,449                  10,476
   Net gain (loss) on sale of equipment                                                     1,140                  (1,820)
                                                                                -----------------        ----------------

       Total revenue                                                                      459,725                 476,109
                                                                                -----------------        ----------------

Costs and expenses:
   Depreciation                                                                           403,109                 393,960
   Interest                                                                                23,349                  12,564
   Related party expenses (note 4):
     Management fees                                                                       28,021                  28,404
     General and administrative                                                            36,676                  32,129
   Provision for doubtful accounts                                                              -                   3,100
                                                                                -----------------        ----------------

       Total costs and expenses                                                           491,155                 470,157
                                                                                -----------------        ----------------

Net (loss) income                                                               $         (31,430)       $          5,952
                                                                                =================        ================

Net loss per Limited Partnership Unit                                           $           (1.18)       $          (0.96)
                                                                                =================        ================

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                       1996                    1995
                                                                                       ----                    ----
Cash flows from operating activities:
   Net (loss) income                                                            $         (31,430)       $          5,952
                                                                                -----------------        ----------------

   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
       Depreciation                                                                       403,109                 393,960
       Provision for doubtful accounts                                                          -                   3,100
       Net (gain) loss on sale of equipment                                                (1,140)                  1,820
       Net (increase) decrease in current assets                                           (3,306)                100,773
       Net decrease in current liabilities                                               (324,874)                (40,765)
                                                                                -----------------        ----------------

         Total adjustments                                                                 73,789                 458,888
                                                                                -----------------        ----------------

         Net cash provided by operating activities                                         42,359                 464,840
                                                                                -----------------        ----------------

Cash flows from investing activities:
   Purchase of investment property                                                       (506,622)               (536,508)
   Proceeds from sale of investment property                                              122,761                 211,010
                                                                                -----------------        ----------------

         Net cash used in investing activities                                           (383,861)               (325,498)
                                                                                -----------------        ----------------

Cash flows from financing activities:
   Proceeds from borrowings on notes payable - affiliate                                  223,600                       -
   Proceeds from borrowings on long-term debt                                             189,942                       -
   Principal payments on long-term debt                                                  (131,450)               (122,723)
   Cash distributions to partners                                                        (214,942)               (340,324)
                                                                                -----------------        ----------------

         Net cash provided by (used in) financing activities                               67,150                (463,047)
                                                                                -----------------        ----------------

Net decrease in cash and cash equivalents                                                (274,352)               (323,705)

Cash and cash equivalents at beginning of period                                          336,360                 843,110
                                                                                -----------------        ----------------

Cash and cash equivalents at end of period                                      $          62,008        $        519,405
                                                                                =================        ================

Supplemental cash flow information:
   Interest paid during the period                                              $          20,722        $         13,641
                                                                                =================        ================

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(1)   Organization and Partnership Matters

The foregoing financial statements of Wellesley Lease Income Limited Partnership IV (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 1996 and December 31, 1995, the allowance for doubtful accounts included in rents receivable was $34,889 and the allowance for doubtful accounts included in sales receivable was $4,906.

(3)   Investment Property

At March 31, 1996, the Partnership owned computer equipment with a cost basis of $5,257,666, subject to existing leases and equipment with a cost basis of $1,992,442 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the quarters ended March 31, 1996 and 1995 are as follows:

                                                      1996              1995
                                                      ----              ----

Equipment acquisition fees                        $     14,756       $     15,627
Management fees                                         28,021             28,404
Reimbursable expenses paid                              40,416             29,703
                                                  ------------       ------------

                                                  $     83,193       $     73,734
                                                  ============       ============

Under the terms of the Partnership Agreement, the General Partner is entitled to an equipment acquisition fee of 3% of the purchase price paid by the Partnership for the equipment. The General Partner is also entitled to a management fee equal to 7% of the monthly rental billings. In addition, the Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

(5)   Notes Payable - Affiliate

Notes payable - affiliate at March 31, 1996, consists of three non-recourse promissory notes payable to TLP Leasing Programs, Inc. in the total amount of $223,600, bearing interest at the rate of 8.75%. The notes payable mature in 1996.

(6)   Long-term Debt

Long-term debt at March 31, 1996 consisted of two loans totaling $25,030 from Randolph Computer Company, each bearing interest at 6.00%, one loan in the amount of $276,556 from Pioneer Bank and Trust Company, bearing interest at 8.15%, two loans totaling $442,791 from Pullman Capital Corporation, each bearing interest at 8.00%, and three loans totaling $274,618 from Liberty Bank, each bearing interest at 8.125%. The total outstanding debt balance is collateralized by equipment with a net book value of $1,204,732, and assignment of the related leases.

The annual maturities of long-term debt for the next three years are as follows:

         Year Ending December 31,

                           1996                      $     427,822
                           1997                            444,367
                           1998                            146,806
                                                     -------------

                                                     $   1,018,995
                                                     =============

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(7)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At March 31, 1996 the difference between the fair value and the cost basis of these securities is an unrealized loss of $682.

The fair value is based on currently quoted market prices. The cost basis and estimated fair value of the Partnership's marketable securities at March 31, 1996 and December 31, 1995, respectively, are as follows:

                                                                           March 31, 1996               December 31, 1995
                                                                       ------------------------     ---------------------

                                                                       Cost           Fair          Cost          Fair
                                                                       Basis          Value         Basis         Value

Investment in Continental Information
     Systems Corporation Stock                                         $ 5,463        $ 4,781       $ 5,463       $ 4,644
                                                                       =======        =======       =======       =======

                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter ended March 31, 1996 in comparison to the quarter ended March 31, 1995.

The Partnership realized a net loss of $31,430 and net income of $5,952 for the quarters ended March 31, 1996 and 1995, respectively. Rental income decreased $10,317 or 2% between the three month periods primarily due to lower rental rates generated on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a net decrease in the overall size of the equipment portfolio. Interest income decreased as a result of lower average short-term investment balances held during the current quarter.

Total costs and expenses increased $20,998 or 4% between the three month periods. The slight increase in costs and expenses is primarily due to the $9,149 increase in depreciation expense and the $10,785 increase in interest expense. Depreciation expense increased due to the purchase of equipment during the current quarter for which commitments were made in 1995. Interest expense increased as the Partnership received additional financing of $189,942 during the current quarter and continued to paydown its existing debt. The long-term debt balance at March 31, 1996 was $1,018,995 versus a balance of $545,472 at March 31, 1995.

The Partnership recorded a net loss per Limited Partnership Unit of $1.18 and $0.96 for the quarters ended March 31, 1996 and 1995, respectively. The allocation for the quarter ended March 31, 1996 includes a cost recovery allocation of profit and loss among the General and Limited Partners which results in an allocation of net loss to the Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the quarter ended March 31, 1996, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which options would generate the most favorable results.

                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Rental income will continue to decrease due to two factors. The first factor is the lower rate obtained due to the remarketing of existing equipment upon expiration of the original leases. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the Partnership's ability to meet its future cash requirements, including its long-term debt and notes payable - affiliate obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions, as was the case this quarter. Future rental revenues amount to $2,878,178 and are to be received over the next six years.

The Partnership's investing activities resulted in equipment purchases of $506,622 and sales of equipment with a depreciated cost basis of $121,621, generating $122,761 in proceeds. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities during the quarter resulted in the receipt of $189,942 in cash proceeds and the paydown on long-term debt of $131,450. Such long-term debt bears interest rates ranging from 6.00% to 8.15% with installments to be paid monthly. Total debt assumed by the Partnership from inception is $14,270,105, for a total leverage of 43%. The Partnership also received $223,600 in cash proceeds from the borrowing of three notes payable - affiliate. The notes payable each bear interest at 8.75% and mature in 1996.

Cash distributions are currently at an annual level of 2% per Limited Partnership Unit or $2.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended March 31, 1996, the Partnership declared a cash distribution of $71,647, of which $3,582 was allocated to the General Partner and $68,065 was allocated to the Limited Partners. The distribution will be made on May 29, 1996. The Partnership's distribution rate dropped significantly during the first quarter of 1996 due to the large amount of equipment purchases, for which there existed firm purchase commitments in 1995. Since the Partnership's reinvestment period ended on December 31, 1995, the General Partner made a concerted effort to purchase as many equipment leases as possible to sustain the Partnership in future years. The effort resulted in significant equipment lease acquisitions with a resulting reduction in cash available for distribution purposes. All future cash received will be used to cover operating expenses and to make cash distributions to the Partners.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                 March 31, 1996

Lessee

American Freightways, Incorporated American Telephone and Telegraph Company, Incorporated Bassin Distributors, Incorporated Blue Cross of Western New York Burroughs Welcome Company, Incorporated Carr Separations, Incorporated Case Corporation Chrysler Corporation Cincinnati Gas & Electric Company Comdisco,
Incorporated Coulter Corporation Cybersmith, Incorporated Dave's Custom Caps Delphi Internet, Incorporated FAX International, Incorporated Halliburton Company H.J. Meyer Company, Incorporated Hughes Aircraft Company, Incorporated Internet Access Company, Incorporated J. Walter Thompson Company Mastercard, Incorporated ON Technology Corporation Sero Company, Incorporated Sports & Recreation, Incorporated


Equipment Description                       Acquisition Price

Computer peripherals                         $      3,190,048
Processors & upgrades                               1,957,529
Telecommunications                                    521,362
Other                                               1,581,169
                                             ----------------

                                             $      7,250,108
                                             ================


                           PART II. OTHER INFORMATION

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)


Item 1.        Legal Proceedings
               Response:  None

Item 2.        Changes in the Rights of the Partnership's Security Holders
               Response:  None

Item 3.        Defaults by the Partnership on its Senior Securities
               Response:  None

Item 4.        Results of Votes of Security Holders
               Response:  None

Item 5.        Other Information
               Response:  None

Item 6.        Exhibits and Reports on Form 8-K
               Response:

               A.  None

               B.  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
(Registrant)

By:    Wellesley Leasing Partnership,
       its General Partner

By:    TLP Leasing Programs, Inc.,
       one of its Corporate General Partners


By:    Arthur P. Beecher,
       President

Date:  May 14, 1996