Form 10-Q
period 1996-06-30
WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
filed 1996-08-14
CIK 825851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For The Quarter Ended June 30, 1996                 Commission File No. 33-18859


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

                           --------------------------


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


                                    INDEX                                                                            Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of June 30, 1996 and December 31, 1995                                              3

                    Statements of Operations For the Quarters Ended
                          June 30, 1996 and 1995 and For the Six Months Ended
                          June 30, 1996 and 1995                                                                          4

                    Statements of Cash Flows For the Six Months Ended
                          June 30, 1996 and 1995                                                                          5

                    Notes to Financial Statements                                                                     6 - 8

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                        9 - 11

              Computer Equipment Portfolio                                                                               12

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                                13

              Signature                                                                                                  14


                          PART I. FINANCIAL INFORMATION

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets                                         (Unaudited)              (Audited)
                                                                                      6/30/96                 12/31/95

Investment property, at cost (note 3):
   Computer equipment                                                            $      5,914,285        $      7,388,216
     Less accumulated depreciation                                                      4,505,539               5,674,559
                                                                                 ----------------        ----------------
       Investment property, net                                                         1,408,746               1,713,657

Cash and cash equivalents                                                                 143,305                 336,360
Rents receivable, net (note 2)                                                             78,070                 125,765
Account receivable - affiliates (note 4)                                                    1,940                  43,054
Sales receivable, net (note 2)                                                                  -                  16,069
Marketable securities (note 7)                                                              4,097                   4,644
                                                                                 ----------------        ----------------

     Total assets                                                                $      1,636,158        $      2,239,549
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 6)                                    $        556,258        $        491,254
   Notes payable - affiliate (notes 4 and 5)                                              124,147                       -
   Accounts payable and accrued expenses - affiliates (note 4)                            104,124                 420,457
   Accounts payable and accrued expenses                                                  246,796                 237,953
   Unearned rental revenue                                                                 15,970                  27,685
   Long-term debt, less current portion (note 6)                                          322,987                 469,249
                                                                                 ----------------        ----------------

     Total liabilities                                                                  1,370,282               1,646,598
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                479,530                 476,748
     Cumulative cash distributions                                                       (602,743)               (588,414)
     Unrealized losses on marketable securities (note 7)                                      (14)                     (8)
                                                                                 ----------------        ----------------
                                                                                         (122,227)               (110,674)
                                                                                 ----------------        ----------------
   Limited Partners (27,226 units):
     Capital contribution, net of offering costs                                       12,148,459              12,148,459
     Cumulative net loss                                                                 (288,232)               (245,511)
     Cumulative cash distributions                                                    (11,470,772)            (11,198,512)
     Unrealized losses on marketable securities (note 7)                                   (1,352)                   (811)
                                                                                 ----------------        ----------------
                                                                                          388,103                 703,625
                                                                                 ----------------        ----------------
     Total partners' equity                                                               265,876                 592,951
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $      1,636,158        $      2,239,549
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                     Quarters Ended                         Six Months Ended
                                                        June 30,                                June 30,
                                           --------------------------------       ----------------------------------
                                                 1996              1995                1996                1995
                                           --------------------------------       ----------------------------------

Revenue:
   Rental income                           $     375,727     $      430,266       $      832,863     $       897,719
   Interest income                                 1,306              4,368                2,755              14,844
   Net gain on sale of equipment                   2,081              3,336                3,221               1,516
   Recovery of unsecured
     pre-petition claim                                -              4,610                    -               4,610
                                           -------------     --------------       --------------     ---------------

       Total revenue                             379,114            442,580              838,839             918,689
                                           -------------     --------------       --------------     ---------------

Costs and expenses:
   Depreciation                                  281,337            413,345              684,446             807,305
   Interest                                       22,854             10,447               46,203              23,011
   Related party expenses (note 4):
     Management fees                              36,936             23,693               64,957              52,097
     General and administrative                   40,302             31,571               76,978              63,700
   Provision for doubtful accounts                 6,194                566                6,194               3,666
                                           -------------     --------------       --------------     ---------------

       Total costs and expenses                  387,623            479,622              878,778             949,779
                                           -------------     --------------       --------------     ---------------

Net loss                                   $      (8,509)    $      (37,042)      $      (39,939)    $       (31,090)
                                           =============     ==============       ==============     ===============

Net loss per Limited
   Partnership Unit                        $       (0.39)    $        (1.61)      $        (1.57)    $         (2.57)
                                           =============     ==============       ==============     ===============

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                                           1996                      1995
                                                                                           ----                      ----

Cash flows from operating activities:
   Net loss                                                                          $      (39,939)          $       (31,090)
                                                                                     --------------           ---------------

   Adjustments  to  reconcile  net  loss  to  net  cash
     provided  by  operating  activities:
       Depreciation                                                                         684,446                   807,305
       Provision for doubtful accounts                                                        6,194                     3,666
       Net gain on sale of equipment                                                         (3,221)                   (1,516)
       Net decrease in current assets                                                        98,684                    61,818
       Net decrease in current liabilities                                                 (319,205)                  (80,287)
                                                                                     --------------           ---------------

         Total adjustments                                                                  466,898                   790,986
                                                                                     --------------           ---------------

         Net cash provided by operating activities                                          426,959                   759,896
                                                                                     --------------           ---------------

Cash flows from investing activities:
   Purchase of investment property                                                         (506,622)                 (899,234)
   Proceeds from sales of investment property                                               130,308                   224,650
                                                                                     --------------           ---------------

         Net cash used in investing activities                                             (376,314)                 (674,584)
                                                                                     --------------           ---------------

Cash flows from financing activities:
   Proceeds from borrowing on notes payable                                                 124,147                         -
   Proceeds from borrowing on long-term debt                                                      -                   344,520
   Principal payments on long-term debt                                                     (81,258)                 (181,903)
   Cash distributions to partners                                                          (286,589)                 (630,496)
                                                                                     --------------           ---------------

         Net cash used in financing activities                                             (243,700)                 (467,879)
                                                                                     --------------           ---------------

Net decrease in cash and cash equivalents                                                  (193,055)                 (382,567)

Cash and cash equivalents at beginning of period                                            336,360                   843,110
                                                                                     --------------           ---------------

Cash and cash equivalents at end of period                                           $      143,305           $       460,543
                                                                                     ==============           ===============

Supplemental cash flow information:
   Interest paid during the period                                                   $       40,324           $        24,088
                                                                                     ==============           ===============

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Six Months Ended June 30, 1996 and June 30, 1995
                                   (Unaudited)

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

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At June 30, 1996 and December 31, 1995, the allowance for doubtful accounts included in rents receivable was $34,889, respectively. The allowance for doubtful accounts included in sales receivable was $11,100 and $4,906 at June 30, 1996 and December 31, 1995, respectively.

(3)   Investment Property

At June 30, 1996, the Partnership owned computer equipment with a cost basis of $4,965,441, subject to existing leases and equipment with a cost basis of $948,844 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Six Months Ended June 30, 1996 and June 30, 1995
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the six months ended June 30, 1996 and 1995 are as follows:

                                                      1996              1995
                                                      ----              ----

Equipment acquisition fees                        $     14,756       $     26,191
Management fees                                         64,957             52,097
Reimbursable expenses paid                              82,964             62,211
                                                  ------------       ------------

                                                  $    162,677       $    140,499
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

(5)   Notes Payable - Affiliate

Notes payable - affiliate at June 30, 1996, consists of three non-recourse promissory notes payable to TLP Leasing Programs, Inc. in the total amount of $124,147, bearing interest at the rate of 8.75%. TLP Leasing Program, Inc. is one of the corporate general partners of Wellesley Leasing Partnership, the General Partner of the Partnership. The notes payable matures in 1996.

(6)   Long-term Debt

Long-term debt at June 30, 1996 consisted of two loans totaling $18,070 from Randolph Computer Company, each bearing interest at 6.00%, one loan in the amount of $219,480 from Pioneer Bank and Trust Company, bearing interest at 8.15%, two loans totaling $393,738 from Pullman Capital Corporation, each bearing interest at 8.00%, and three loans totaling $247,957 from Liberty Bank, each bearing interest at 8.125%. The total outstanding debt balance is collateralized by equipment with a net book value of $1,100,614, and assignment of the related leases.

The annual maturities of long-term debt for the next three years are as follows:

         Year Ending December 31,

                           1996                      $     288,071
                           1997                            437,438
                           1998                            153,736
                                                     -------------

                                                     $     879,245
                                                     =============

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Six Months Ended June 30, 1996 and June 30, 1995
                                   (Unaudited)

(7)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At June 30, 1996 the difference between the fair value and the cost basis of these securities is an unrealized loss of $1,366.

The fair value is based on currently quoted market prices. The cost basis and estimated fair value of the Partnership's marketable securities at June 30, 1996 and December 31, 1995, respectively, are as follows:

                                                                            June 30, 1996               December 31, 1995
                                                                       ------------------------     --------------------------

                                                                       Cost           Fair          Cost               Fair
                                                                       Basis          Value         Basis              Value


Investment in Continental Information
     Systems Corporation Stock                                         $ 5,463        $ 4,097       $ 5,463            $ 4,644
                                                                       =======        =======       =======            =======

                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and six month periods ended June 30, 1996 compared to the same periods in 1995.

The Partnership realized a net loss of $8,509 and $37,042 for the three months ended June 30, 1996 and 1995, respectively. Rental income decreased by $54,539 or 13% between the three month periods. The decrease is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a net decrease in the overall size of the equipment portfolio. Interest income decreased as result of lower average short-term investment balances held during the current three month period. The recovery of the unsecured pre-petition claim for the quarter ended June 30, 1995, was the result of the establishment of the carrying value of the stock received in the December 27, 1994 distribution from the Trustee of the Liquidating Estate of CIS Corporation, et al. The receivables associated with the stock settlement had been fully reserved in a prior year; accordingly, the Partnership was able to show a recovery on those receivables as of June 30, 1995 at which time an objective stock value could be determined due to the stock's trading activities.

Total costs and expenses decreased $91,999 or 19% between the three month periods. The decrease in costs and expenses is primarily the result of lower depreciation expense. The decrease in depreciation expense of $132,008 or 32% is due to a large portion of the equipment portfolio having become fully depreciated and a net reduction in the overall equipment portfolio. Interest expense increased significantly as a result of the current quarter receipt of the notes payable - affiliate and the continued paydown of the existing debt. Management fees increased $13,243 or 56% due to the increased collection of delinquent rent receivables in the current quarter. General and administrative expenses increased $8,731 or 28% in the current quarter. A major factor contributing to the increase is that salaries and expenses of the partnership accounting and reporting personnel, of the General Partner, which are reimbursable by the various partnerships under management are being allocated over a diminishing number of partnerships. A provision for doubtful accounts of $6,194 was established to reserve against delinquent rents receivable in the current quarter.

The Partnership realized a net loss of $39,939 and $31,090 for the six month periods ended June 30, 1996 and 1995, respectively. Rental income decreased $64,856 or 7%. As discussed in the quarter analysis above, the decrease in rental income is primarily due to lower rental rates obtained on equipment lease extensions and remarketings and due to a net reduction in the overall equipment portfolio. Interest income decreased significantly between the six month periods as a result of lower average short-term balances held during the current six month period. Equipment acquisitions totaled $506,622 in the current year, reducing the cash balance held by the Partnership. As mentioned above, the recovery of the unsecured pre-petition claim in 1995 was the result of the establishment of the carrying value of the stock received in the December 27, 1994 distribution from the Trustee of the Liquidating Estate of CIS Corporation, et al. The receivables associated with the stock settlement had been fully reserved in a prior year; accordingly, the Partnership was able to show a recovery on those receivables as of June 30, 1995 at which time an objective stock value could be determined due to the stock's trading activities.

                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Total costs and expenses decreased $71,001 or 7% between the six month periods. The decrease in costs and expenses is primarily the result of lower depreciation expense. As discussed above, the decrease in depreciation expense of $122,859 or 15% is due to a large portion of the equipment portfolio becoming fully depreciated and a net reduction in the overall equipment portfolio. Interest expense increased significantly due to the Partnership's receipt of the $124,147 notes payable - affiliate in the second quarter of 1996 and the continued paydown of its existing long-term debt. As discussed in the quarter analysis above, the Partnership established a $6,194 provision for doubtful accounts in 1996 to reserve against delinquent rents receivable. Management fees increased $12,860 or 25% due to the increased collection of delinquent rent receivables in 1996. General and administrative expenses increased $13,278 or 21% in the current quarter as the salaries and expenses of the partnership accounting and reporting personnel, of the General Partner, which are reimbursable by the various partnerships under management are being allocated over a diminishing number of partnerships.

The Partnership recorded a net loss per Limited Partnership Unit of $0.39 and $1.61 for the quarters ended June 30, 1996 and 1995, respectively, and a net loss of $1.57 and $2.57 for the six months ended June 30, 1996 and 1995, respectively. The allocation for the six months ended June 30, 1996 and 1995, respectively, includes a cost recovery allocation of profit and loss among the General and Limited Partners which results in an allocation of net loss to the Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the six months ended June 30, 1996, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which options would generate the most favorable results.

Rental income will continue to decrease due to two factors. The first factor is the lower rate obtained due to the remarketing of existing equipment upon expiration of the original leases. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the Partnership's ability to meet its future cash requirements, including its long-term debt and notes payable - affiliate obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues amount to $2,328,721 and are to be received over the next six years.

                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

The Partnership's investing activities resulted in equipment purchases of $506,622 and sales of equipment with a depreciated cost basis of $127,087, generating $130,308 in sales proceeds. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities during the quarter resulted in the paydown on long-term debt of $81,258. Such long-term debt bears interest rates ranging from 6.00% to 8.15% with installments to be paid monthly. Total debt assumed by the Partnership from inception is $14,270,105, for a total leverage of 43%. The Partnership also received $124,147 in cash proceeds from the receipt of three notes payable - affiliate. The notes payable each bear interest at 8.75% and mature in 1996.

Cash distributions are currently at an annual level of 2% per Limited Partnership Unit or $2.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended June 30, 1996, the Partnership declared a cash distribution of $71,647, of which $3,582 was allocated to the General Partner and $68,065 was allocated to the Limited Partners. The distribution will be made on August 29, 1996. The Partnership's distribution rate dropped significantly in 1996 from those paid in 1995, due to the large amount of equipment purchases in 1996, for which there existed firm purchase commitments in 1995. Since the Partnership's reinvestment period ended on December 31, 1995, the General Partner made a concerted effort to purchase as many equipment leases as possible to sustain the Partnership in future years. The effort resulted in significant equipment lease acquisitions with a resulting reduction in cash available for distribution purposes. All future cash received will be used to cover operating expenses and to make cash distributions to the Partners.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                  June 30, 1996

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

Equipment Description                       Acquisition Price

Computer peripherals                         $      2,602,285
Processors & upgrades                               1,596,857
Telecommunications                                    414,000
Other                                               1,301,143
                                             ----------------

                                             $      5,914,285
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


Date:  August 14, 1996

By:    Arthur P. Beecher,
       President