Form 10-Q
period 1996-09-30
WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
filed 1996-11-14
CIK 825851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For The Quarter Ended September 30, 1996            Commission File No. 33-18859


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

                               -------------------


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


                               INDEX                                                                             Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1996 and December 31, 1995                                3

                    Statements of Operations For the Quarters Ended
                          September 30, 1996 and 1995 and For the Nine Months Ended
                          September 30, 1996 and 1995                                                            4

                    Statements of Cash Flows For the Nine Months Ended
                          September 30, 1996 and 1995                                                            5

                    Notes to Financial Statements                                                                6 - 8

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                    9 - 11

              Computer Equipment Portfolio                                                                       12

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                        13

              Signature                                                                                          14


                          PART I. FINANCIAL INFORMATION

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets                                         (Unaudited)              (Audited)
                                                                                      9/30/96                 12/31/95
                                                                                 ----------------        ----------------
Investment property, at cost (note 3):
   Computer equipment                                                            $      5,530,301        $      7,388,216
     Less accumulated depreciation                                                      4,192,793               5,674,559
                                                                                 ----------------        ----------------
       Investment property, net                                                         1,337,508               1,713,657

Cash and cash equivalents                                                                  19,297                 336,360
Rents receivable, net (note 2)                                                             66,573                 125,765
Account receivable - affiliates                                                            47,612                  43,054
Sales receivable, net (note 2)                                                                  -                  16,069
Marketable securities (note 7)                                                              4,235                   4,644
                                                                                 ----------------        ----------------

     Total assets                                                                $      1,475,225        $      2,239,549
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 6)                                    $        497,432        $        491,254
   Notes payable - affiliate (note 5)                                                     123,600                       -
   Accounts payable and accrued expenses - affiliates (note 4)                             38,890                 420,457
   Accounts payable and accrued expenses                                                  152,279                 237,953
   Unearned rental revenue                                                                 16,339                  27,685
   Long-term debt, less current portion (note 6)                                          239,214                 469,249
                                                                                 ----------------        ----------------

     Total liabilities                                                                  1,067,754               1,646,598
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                605,337                 476,748
     Cumulative cash distributions                                                       (606,325)               (588,414)
     Unrealized losses on marketable securities (note 7)                                      (12)                     (8)
                                                                                 ----------------        ----------------
                                                                                                -                (110,674)
                                                                                 ----------------        ----------------
   Limited Partners (27,226 units):
     Capital contribution, net of offering costs                                       12,148,459              12,148,459
     Cumulative net loss                                                                 (200,935)               (245,511)
     Cumulative cash distributions                                                    (11,538,837)            (11,198,512)
     Unrealized losses on marketable securities (note 7)                                   (1,216)                   (811)
                                                                                 ----------------        ----------------
                                                                                          407,471                 703,625
                                                                                 ----------------        ----------------
     Total partners' equity                                                               407,471                 592,951
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $      1,475,225        $      2,239,549
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                     Quarters Ended                         Nine Months Ended
                                                      September 30,                           September 30,
                                           --------------------------------       ----------------------------------
                                                 1996              1995                1996                1995
                                           --------------------------------       ----------------------------------

Revenue:
   Rental income                           $     384,183     $      477,195       $    1,217,046     $     1,374,914
   Interest income                                   957              3,954                3,712              18,798
   Recovery of net unsecured
     pre-petition claim                                -              6,147                    -              10,757
   Net gain on sale
     of equipment                                    464              3,880                3,685               5,396
                                           -------------     --------------       --------------     ---------------

       Total revenue                             385,604            491,176            1,224,443           1,409,865
                                           -------------     --------------       --------------     ---------------

Costs and expenses:
   Depreciation                                   71,238            380,807              755,684           1,188,112
   Interest                                       19,510             13,874               65,713              36,885
   Related party expenses (note 4):
     Management fees                              27,620             25,504               92,577              77,601
     General and administrative                   37,258             30,707              114,236              94,407
   Provision for (reversal of)
     doubtful accounts                            16,874             (2,028)              23,068               1,638
                                           -------------     --------------       --------------     ---------------

       Total costs and expenses                  172,500            448,864            1,051,278           1,398,643
                                           -------------     --------------       --------------     ---------------

Net income                                 $     213,104     $       42,312       $      173,165     $        11,222
                                           =============     ==============       ==============     ===============

Net income (loss) per Limited
   Partnership Unit                        $        3.21     $         1.28       $        (7.38)    $         (1.29)
                                           =============     ==============       ==============     ===============

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
              For the Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                                           1996                      1995
                                                                                           ----                      ----

Cash flows from operating activities:
   Net income                                                                        $      173,165           $        11,222
                                                                                     --------------           ---------------

   Adjustments  to  reconcile  net  income  to
     net cash  provided  by  operating activities:
       Depreciation                                                                         755,684                 1,188,112
       Provision for doubtful accounts                                                       23,068                     1,638
       Net gain on sale of equipment                                                         (3,685)                   (5,396)
       Net decrease (increase) in current assets                                             47,635                   (42,560)
       Net decrease in current liabilities                                                 (478,587)                   (4,830)
                                                                                     --------------           ---------------

         Total adjustments                                                                  344,115                 1,136,964
                                                                                     --------------           ---------------

         Net cash provided by operating activities                                          517,280                 1,148,186
                                                                                     --------------           ---------------

Cash flows from investing activities:
   Purchase of investment property                                                         (506,622)               (1,113,637)
   Proceeds from sales of investment property                                               130,772                   251,375
                                                                                     --------------           ---------------

         Net cash used in investing activities                                             (375,850)                 (862,262)
                                                                                     --------------           ---------------

Cash flows from financing activities:
   Proceeds from borrowing on notes payable                                                 223,600                         -
   Principal payments on notes payable                                                     (100,000)                        -
   Proceeds from borrowing on long-term debt                                                189,942                   344,520
   Principal payments on long-term debt                                                    (413,799)                 (261,643)
   Cash distributions to partners                                                          (358,236)                 (917,083)
                                                                                     --------------           ---------------

         Net cash used in financing activities                                             (458,493)                 (834,206)
                                                                                     --------------           ---------------

Net decrease in cash and cash equivalents                                                  (317,063)                 (548,282)

Cash and cash equivalents at beginning of period                                            336,360                   843,110
                                                                                     --------------           ---------------

Cash and cash equivalents at end of period                                           $       19,297           $       294,828
                                                                                     ==============           ===============

Supplemental cash flow information:
   Interest paid during the period                                                   $       59,461           $        36,886
                                                                                     ==============           ===============

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
       For the Nine Months Ended September 30, 1996 and September 30, 1995
                                   (Unaudited)

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

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1996 and December 31, 1995, the allowance for doubtful accounts included in rents receivable was $51,763 and $34,889, respectively. The allowance for doubtful accounts included in sales receivable was $11,100 and $4,906 at September 30, 1996 and December 31, 1995, respectively.

(3)   Investment Property

At September 30, 1996, the Partnership owned computer equipment with a cost basis of $4,074,456, subject to existing leases and equipment with a cost basis of $1,455,845 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30, 1996 and 1995 are as follows:

                                                      1996              1995
                                                      ----              ----

Equipment acquisition fees                        $     14,756       $     32,436
Management fees                                         92,577             77,601
Reimbursable expenses paid                             105,609             89,960
                                                  ------------       ------------

                                                  $    212,942       $    199,997
                                                  ============       ============

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
       For the Nine Months Ended September 30, 1996 and September 30, 1995
                                   (Unaudited)

Under the terms of the Partnership Agreement, the General Partner is entitled to an equipment acquisition fee of 3% of the purchase price paid by the Partnership for the equipment. The General Partner is also entitled to a management fee equal to 7% of the monthly rental collections. The Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

(5)   Notes Payable - Affiliate

Notes payable - affiliate at September 30, 1996, consists of three non-recourse promissory notes payable to TLP Leasing Programs, Inc. in the total amount of $123,600, bearing interest at the rate of 8.75%. TLP Leasing Program, Inc. is one of the corporate general partners of Wellesley Leasing Partnership, the General Partner of the Partnership. The notes payable matures in 1996.

(6)   Long-term Debt

Long-term debt at September 30, 1996 consisted of two loans totaling $11,003 from Randolph Computer Company, each bearing interest at 6.00%, one loan in the amount of $161,233 from Pioneer Bank and Trust Company, bearing interest at 8.15%, two loans totaling $343,667 from Pullman Capital Corporation, each bearing interest at 8.00%, and three loans totaling $220,743 from Liberty Bank, each bearing interest at 8.125%. The total outstanding debt balance is collateralized by equipment with a net book value of $996,495, and assignment of the related leases.

The annual maturities of long-term debt for the next three years are as follows:

         Year Ending December 31,

                           1996                      $     145,472
                           1997                            437,438
                           1998                            153,736
                                                     -------------

                                                     $     736,646
                                                     =============

(7)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At September 30, 1996 the difference between the fair value and the cost basis of these securities is an unrealized loss of $1,228.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
       For the Nine Months Ended September 30, 1996 and September 30, 1995
                                   (Unaudited)

The fair value is based on currently quoted market prices. The cost basis and estimated fair value of the Partnership's marketable securities at September 30, 1996 and December 31, 1995, respectively, are as follows:

                                                                 September 30, 1996           December 31, 1995
                                                               ------------------------     ---------------------

                                                               Cost           Fair          Cost           Fair
                                                               Basis          Value         Basis          Value


Investment in Continental Information
     Systems Corporation Stock                                 $ 5,463        $ 4,235       $ 5,463        $ 4,644
                                                               =======        =======       =======        =======

                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine month periods ended September 30, 1996 compared to the same periods in 1995.

The Partnership realized net income of $213,104 and $42,312 for the three months ended September 30, 1996 and 1995, respectively. Rental income decreased by $93,012 or 19% between the three month periods. The decrease is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a net decrease in the overall size of the equipment portfolio. Interest income decreased $2,997 as result of lower average short-term investment balances held during the three month periods. The recovery of the unsecured pre-petition claim for the quarter ended September 30, 1995, was the result of the receipt of the July 20, 1995 second and final distribution from the Trustee of the Liquidating Estate of CIS Corporation, et al ("the Trustee"), with respect to the outstanding claim balance. The decrease in net gain on sale of equipment is primarily due to fewer equipment sales in the third quarter of 1996.

Total costs and expenses decreased $276,364 or 62% between the three month periods. The decrease in costs and expenses is primarily the result of lower depreciation expense. The decrease in depreciation expense of $309,569 or 81% is due to a large portion of the equipment portfolio having become fully depreciated and a net reduction in the overall equipment portfolio. Also included in depreciation expense for the current quarter is a $200,000 reversal of a provision for estimated losses on the ultimate disposition of equipment. Interest expense increased $5,636 between the three month periods due to new long-term debt leveraged and the continued paydown of the existing notes payable
- affiliates and long-term debt. Management fees increased due to the increased collection of delinquent rent receivables in the current quarter. General and administrative expenses increased $6,551 or 21% primarily due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner. A provision for doubtful accounts of $16,874 was established to reserve against delinquent rents receivable in the current quarter.

The Partnership realized net income of $173,165 and $11,222 for the nine month periods ended September 30, 1996 and 1995, respectively. Rental income decreased $157,868 or 11%. As discussed in the quarter analysis above, the decrease in rental income is primarily due to lower rental rates obtained on equipment lease extensions and remarketings and due to a net reduction in the overall equipment portfolio. Interest income decreased significantly between the nine month periods as a result of lower average short-term balances held during the current nine month period. Equipment acquisitions totaled $506,622 in the current year, reducing the cash balance held by the Partnership. The recovery of the net unsecured pre-petition claim was the result of the third quarter of 1995 receipt of the Trustee's July 20, 1995 final distribution along with the second quarter of 1995 establishment of the carrying value of the stock received in the December 27, 1994 distribution. The decrease in net gain on sale of equipment is attributed to fewer equipment sales in 1996.

                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Total costs and expenses decreased $347,365 or 25% between the nine month periods. The decrease in costs and expenses is primarily the result of lower depreciation expense. As discussed above, the decrease in depreciation expense of $432,428 or 36% is due to a large portion of the equipment portfolio becoming fully depreciated and a net reduction in the overall equipment portfolio. Included in depreciation expense for the nine months ended September 30, 1996 is a $200,000 reversal of a provision for the estimated losses on the ultimate disposition of equipment. Interest expense increased significantly due to new long-term debt leveraged and note payable - affiliates received between 1996 and 1995 and the continued paydown of its existing note payable - affiliates and long-term debt. Management fees increased $14,976 or 19% due to the increased collection of delinquent rent receivables in 1996. General and administrative expenses increased $19,829 or 21% primarily due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner. As discussed in the quarter analysis above, the Partnership established a $23,068 provision for doubtful accounts in 1996 to reserve against delinquent rents receivable.

The Partnership recorded net income per Limited Partnership Unit of $3.21 and $1.28 for the quarters ended September 30, 1996 and 1995, respectively, and a net loss of $7.38 and $1.29 for the nine months ended September 30, 1996 and 1995, respectively. The allocation for the nine months ended September 30, 1996 and 1995, respectively, includes a cost recovery allocation of profit and loss among the General and Limited Partners which results in an allocation of net loss to the Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the nine months ended September 30, 1996, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which options would generate the most favorable results.

Rental income will continue to decrease due to two factors. First, lower rental rates are obtained on the remarketing of existing equipment after the expiration of the original leases. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the Partnership's ability to meet its future cash requirements, including its long-term debt and notes payable - affiliate obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions.
Future rental revenues amount to $1,941,171 and are to be received over the next six years.

                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

As of September 30, 1996, the Partnership's investing activities resulted in equipment purchases of $506,622 and equipment sales with a depreciated cost basis of $209,670, generating $130,772 in proceeds. Associated with the equipment sales were $82,583 of loss charge offs against the reserve, initially set up in prior periods for estimated losses on the ultimate disposition of equipment. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities resulted in the paydown on long-term debt in the amount of $413,799 and proceeds from borrowing on long-term debt of $189,942 for the nine months ended September 30, 1996. The Partnership will payoff its remaining long-term debt of $736,646 by 1998. Total long-term debt assumed by the Partnership from inception is $14,270,105, for a total leverage of 43%. The Partnership's financing activities also resulted in proceeds from the borrowing on notes payable affiliates in the amount of $223,600 and the paydown on notes payable - affiliates during the first nine months of 1996 in the amount of $100,000. The note payable bears interest at 8.75% and will mature in 1996.

Cash distributions are currently at an annual level of 3% per Limited Partnership Unit or $3.75 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1996, the Partnership declared a cash distribution of $107,471, of which $5,374 was allocated to the General Partner and $102,097 was allocated to the Limited Partners. The distribution will be made on November 27, 1996. The Partnership's distribution rate dropped significantly in 1996 from those paid in 1995, due to the large amount of equipment purchases in 1996, for which there existed firm purchase commitments in 1995. Since the Partnership's reinvestment period ended on December 31, 1995, the General Partner made a concerted effort to purchase as many equipment leases as possible to sustain the Partnership in future years. The effort resulted in significant equipment lease acquisitions with a resulting reduction in cash available for distribution purposes. All future cash received will be used to cover operating expenses and to make cash distributions to the Partners.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                               September 30, 1996

Lessee

American  Freightways, Incorporated
Bassin  Distributors,  Incorporated
Carr Separations, Incorporated
Chrysler Corporation
Cincinnati Gas & Electric Company
Coulter Corporation
Cybersmith, Incorporated
Dave's Custom Caps
Delphi Internet, Incorporated
FAX  International, Incorporated
H.J. Meyer Company, Incorporated
Hughes Aircraft Company, Incorporated
Internet Access Company, Incorporated
J. Walter Thompson  Company
ON Technology
Sero Company, Incorporated
Sports & Recreation, Incorporated


Equipment Description                       Acquisition Price

Computer peripherals                         $      2,433,333
Processors & upgrades                               1,493,181
Telecommunications                                    387,121
Other                                               1,216,666
                                             ----------------

                                             $      5,530,301
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


Date:  November 14, 1996

By:    Arthur P. Beecher,
       President