Form 10-K
period 1996-12-31
WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
filed 1997-03-27
CIK 825851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



 For the fiscal year ended December 31, 1996        Commission File No. 33-18859


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

                              ---------------------

           Securities registered pursuant to Section 12(b) of the Act

                                      None

                              ---------------------

           Securities registered pursuant to Section 12(g) of the Act

                     Units of Limited Partnership Interests

                             ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X          No

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1997: Not applicable, since securities are non-voting.

                   Documents incorporated by reference: None.

                            Exhibit Index on Page: 39

Corporate organization as discussed in Part I, Item 1 Business is as follows:

TLP Holding LLC ("Holding") controls TLP Leasing Programs, Inc. ("TLP"), TLP Management Services, Inc. ("TLPMS"), and TLP Securities, Inc. TLP controls TLP Columbia Management Corp. ("TCMC") which serves as General Partner to the
Columbia Lease Income Funds. Torchmark Corporation ("Torchmark") controls TMK/United, Inc. which controls Waddell and Reed Financial Services, Inc. ("Waddell and Reed").

Through various dealer-manager arrangements, TLP, TLPMS, and Waddell and Reed serve as corporate general partners to the Wellesley Leasing Partnership ("Wellesley General Partner") and the Hanover Leasing Partnership. The Wellesley General Partner is the general partner for the Wellesley Lease Income Limited Partnerships. Hanover Leasing Partnership serves as the General Partner for Hanover Lease Income Limited Partnership with BOT Financial Corporation serving as agent.

                                     Part I
Item 1.  Business.

Wellesley Lease Income Limited Partnership IV (the "Partnership") is a limited partnership organized under the provisions of the Massachusetts Uniform Limited Partnership Act on November 9, 1987. As of December 31, 1996, the Partnership consisted of a General Partner and 1,685 Limited Partners owning 27,226 Units of Limited Partnership Interests of $500 each (the "Units"), except that employees of the Corporate General Partners of the General Partner and employees and securities representatives of its affiliates purchased 148 Units for a net price of $460 per Unit, and the Partnership incurred no obligation to pay any sales commissions with respect to such sales. The Units were sold commencing March 3, 1988, pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933. As set forth more fully at Item 10. Directors and Executive Officers of the Partnership. of this Report, the General Partner is Wellesley Leasing Partnership, and the General Partner has three Corporate General Partners (the "Corporate General Partners"): TLP Leasing Programs, Inc. ("TLP") and TLP Management Services Corporation ("TLPMS"), formerly CIS Management Services Corporation ("CISMS"), both Massachusetts corporations and Waddell & Reed Financial Services, Inc. ("Waddell & Reed", formerly TUP Services, Inc., "TUPS"), a Missouri corporation.

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

The Partnership has had a total of five closings. The closings occurred on May 18, 1988, July 11, 1988, September 16, 1988, October 31, 1988, and December 1,
1988 with 9,104,  5,545, 5,657, 3,640 and 3,280 units,  respectively.  Equipment purchased through December 31, 1996 is $33,688,384. At the end of 1996, there are 157 leases in place with 140 lessees. The acquisition of these leases and equipment is described more fully in Item 2. Properties. of this report and notes 3 and 4 to the financial statements included in Item 8. Financial Statements and Supplementary Data.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP and TLPMS from CMI Holding Co. and CMI Corporation, respectively. Under the new ownership, TLP and TLPMS will continue to operate in the same manner of business as described below.

Under the Partnership Agreement, the General Partner, Wellesley Leasing Partnership, is solely responsible for the operation of the Partnership and its equipment. As discussed above, the General Partner has three Corporate General
Partners: TLP, TLPMS and Waddell & Reed. TLP was formed in December 1982 and is a wholly-owned subsidiary of TLP Holding LLC ("Holding"). TLPMS was formed in May 1985 as CISMS, and is a wholly-owned subsidiary of Holding and an affiliate of TLP. Holding is primarily engaged in management services and equipment leasing. Waddell & Reed (formerly TUPS) was formed in May 1986 and is an affiliate of Waddell & Reed, Inc., which was one of the Soliciting Brokers for this offering. Both Waddell & Reed and Waddell & Reed, Inc. are wholly-owned subsidiaries of TMK/United Inc., which itself is an indirect 85% owned subsidiary of Torchmark Corporation ("Torchmark").

The General Partnership Agreement between TLP and TLPMS (the "General Partnership Agreement"), provides that TLPMS will propose to the Partnership equipment acquisitions, leasing, financing and re-financing transactions and sale transactions, for approval by the Executive Committee, and will oversee the operation, management and use of the Partnership's equipment, and that TLP will oversee the marketing of the Units and all administrative functions of the Partnership and, together with Waddell & Reed, will supply substantially all of the General Partner's capital resources. All of the Partnership's equipment to date has been acquired, and all dispositions of Partnership equipment have been made, through TLPMS, using the personnel and resources of Holding and several outside equipment lease brokers the General Partner believes would be most advantageous for the Partnership.

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

At December 31, 1996, the Partnership owned various computer equipment with an original cost basis of $5,084,339. Listed below is a breakdown of the various types of computer equipment owned:

      Computer peripherals                         $     2,237,109
      Processors & upgrades                              1,372,772
      Telecommunications                                   152,530
      Other                                              1,321,928
                                                   ---------------

                                                   $     5,084,339
                                                   ===============

Of the leases in place at December 31, 1996, the average lease term is 35 months and the average monthly lease rate as a percentage of original equipment cost is 3.04%.

The Partnership's investments in computer peripheral equipment are and will continue to be subject to various risk factors. The principal business risk associated with ownership of the equipment is the inability to keep it fully leased at rentals which, after payment of operating expenses and debt service on Partnership borrowings, provide, together with any anticipated sales proceeds or salvage value, an acceptable rate of return. Other risk factors include:

1.       Technological   and   economic   equipment    obsolescence,    physical
         deterioration, malfunction, and risks attendant upon defaults by lessees and credit losses.

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

5. Other Competition. There are numerous other potential investors, including limited partnerships organized and managed similarly to the Partnership, seeking to purchase equipment subject to either operating leases or full payout leases, many of which will have greater financial resources than the Partnership and more experience than the General Partner. The Partnership will compete in the computer leasing marketplace with many non-manufacturing firms, including other equipment dealers, brokers and leasing companies, as well as with financial institutions.

6. Changes in Marketing Policies. IBM's current marketing policy of offering accrual discounts (i.e., applying lease payments as a credit toward the purchase of equipment) and volume discounts enables certain customers to obtain IBM equipment at a cost lower than its fair market value. In the case of accrual discounts, lessees of IBM equipment who have earned a purchase credit toward that equipment can purchase the equipment from IBM and arrange a cost-effective sale and leaseback arrangement with TLP or the Partnership. The sale price to the
         Partnership will typically be less than the fair market value of the equipment. The Partnership may be able to participate in volume discounts through purchases arranged by lessees of TLP. The Partnership's lower equipment costs in turn should enable the Partnership to offer lower lease rates to customers and help offset the risk of early obsolescence. If IBM were to eliminate these policies, raise its prices, lower its lease rates, or become more active as a lessor, the Partnership might find it more difficult to compete successfully as a lessor of IBM equipment.

7. Defaults by Lessees. Default by a lessee may cause equipment to be returned to the Partnership at a time when the General Partner may be unable to promptly arrange for its re-leasing (at the rental rate previously received or otherwise) or sale (with or without a loss), thus resulting in the loss of anticipated revenues and the inability to recover the Partnership's investment and repay related debt. Any related debt may be secured by the returned equipment and, in some cases, by the Partnership's other equipment. If the debt is not paid in a timely manner, the lender may foreclose and assume ownership of all equipment securing the debt, resulting in economic loss and adverse tax consequences to the Partnership's partners. Two lessees, American
         Freightways, Incorporated and Halliburton Company, lease equipment in excess of 10% of total rental income for the year ended December 31, 1996. The related rental payments comprise 13.92% and 12.21%, respectively, of total rental income for the year ended December 31, 1996. American Freightways, Incorporated and Halliburton Company lease equipment comprising 14.87% and 10.53%, respectively, of the total equipment portfolio at December 31, 1996.

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

The Partnership considers itself to be engaged in only one industry segment, the business of investing primarily in IBM computer peripheral equipment and leasing the equipment to major national corporations on an operating lease basis, and therefore, industry segment information has not been provided.

Item 2.  Properties.

At December 31, 1996, the Partnership owned computer equipment with a depreciated cost basis of $1,250,203, subject to 157 existing leases with 140 different lessees, and equipment held in inventory, awaiting re-lease or sale, with a depreciated cost basis of $26,469. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

Item 3. Legal Proceedings:

There are no material pending legal proceedings that the Partnership is a party or of which any of its equipment or leases is the subject.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP from CMI Holding Co. and all the common stock of TLP Management Services Corporation ("TLPMS", formerly CIS Management Services Corporation "CISMS") from CMI Corporation. Under the new ownership, it is expected that TLP and TLPMS will continue to operate in the same manner of business as each has in the past.

On January 13, 1989 (the "Petition Date"), Continental Information Systems Corporation ("Continental"), CIS Corporation ("CIS"), CMI Holding Co. ("CMI Holding"), CMI Corporation ("CMI") and certain of its affiliates (collectively, the "Debtors"), voluntarily petitioned for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"), and thereafter continued in the management and operation of their businesses and property as Debtors In Possession until October 25, 1989, when the United States Bankruptcy Court (the "Court") confirmed the appointment of James P. Hassett as Chapter 11 trustee (the "Trustee") of the Debtors. CMI Holding is the former parent of TLP and CMI is the former parent of TLPMS. TLP and TLPMS, neither of which filed under Chapter 11, are the two Corporate General Partners of Wellesley Leasing Partnership, the General Partner of the Partnership. Both before and after the Petition Date, CIS and CMI have acted as agents for the Partnership in selling, leasing and remarketing Partnership equipment. CMI Holding became a wholly-owned subsidiary of CIS pursuant to a Court ordered settlement on July 20, 1993.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     Part II

Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

(a)  Market Information

The Partnership's outstanding securities consist of Limited Partnership Interests in Units of $500 each. As of December 31, 1996, 27,226 Units had been sold to the public at a price of $500 per Unit (except for 148 Units which were sold for a net price of $460 per Unit to employees of the Corporate General Partners of the General Partner and employees and securities representatives of its affiliates).

There is no public market for the Units, and it is not anticipated that such a public market will develop.

(b)  Approximate Number of Security Holders


                                      Number of Unit                          Number of Units
                                     holders on Record                             as of
 Title of Class                        as of 12/31/96                             12/31/96
                                       --------------                             --------


    Units of
    Limited
    Partnership
    Interests                              1,685                                    27,226


(c)  Dividend History and Restrictions

During the fiscal period ended December 31, 1988, the Partnership had five closings with 27,226 Units. Pursuant to Section 8 of the Limited Partnership Agreement, the Partnership's "Distributable Cash From Operations" for each year will be determined and then distributed to the Partners. Upon reaching the end of its reinvestment period (the seventh anniversary of the Partnership's final closing date), the Partnership will also distribute to the Partners "Distributable Cash From Sales or Refinancings", if any. The Partnership distributed $442,423, $1,157,104 and $1,633,561 to the Limited Partners and $23,285, $60,899 and $85,976 to the General Partners in 1996, 1995 and 1994,
respectively. The cumulative cash distributions to the Limited Partners through December 31, 1996 are $11,640,935 as compared with the contributed Limited Partners' net capital of $12,148,459.

"Cash From Operations" and "Cash From Sales or Refinancing" means the net cash provided by the Partnership's normal operations or as a result of any sales, refinancings or other dispositions of equipment, respectively, after the general expenses and current liabilities of the Partnership (other than the equipment management fee) are paid, as reduced by any reserves for working capital and contingent liabilities to the extent deemed reasonable by the General Partner, and as increased by any portion of such reserves then deemed by the General Partner not to be required for Partnership operations. "Distributable Cash From Operations" and "Distributable Cash From Sales or Refinancings" means Cash From Operations or Cash From Sales or Refinancings, respectively, reduced by amounts which the General Partner determines shall be reinvested (through the seventh anniversary of the Partnership's final closing date) in additional Equipment and by payments of all accrued but unpaid equipment management fees.

For rendering services in connection with the normal operations of the Partnership, the Partnership will pay to the General Partner a Partnership management fee equal to 7% of the monthly rental billings collected.

Each distribution of Distributable Cash From Operations of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Any
Distributable Cash From Sales or Refinancings from gains and losses shall be allocated 99% to the Limited Partners and 1% to the General Partner until "Payout" has occurred. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 10% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Including the distribution for the fourth quarter of 1996 made February 28, 1997, cumulative distributions to date are $425.88 per unit. This cumulative distribution per unit amount represents 15.74% of "Payout". After Payout has occurred, any Distributable Cash From Sales or Refinancings will be distributed 15% (plus an additional 1% for each 1% by which the total of all Limited Partners' original Capital Contributions actually paid or allocated to the Partnership's investment in equipment exceeds the greater of
(i) 80% of the gross proceeds of the Partnership's offering of Units, reduced by 0.0625% for each 1% of leverage encumbering Partnership equipment, or (ii) 75% of the gross proceeds of such offering) to the General Partner, and the remainder to the Limited Partners. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

Distributable Cash, if any, will be distributed within 60 days after the completion of each of the first three fiscal quarters of each Partnership fiscal year, and within 120 days after the completion of each fiscal year, beginning after the first full fiscal quarter following the Partnership's closing date. Each such distribution will be described in a statement sent to the Limited Partners.

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

                                                          For the Years Ended December 31,
                                                1996             1995               1994             1993                   1992
                                          ------------------------------------------------------------------------------------------
Operating Data

   Rental Income                          $      1,617,165  $     1,697,214     $     2,759,929  $     3,997,157    $      4,692,969
   Interest Income                                   6,844           23,035              30,708           34,787              54,809
   Net Income (Loss)                               463,920         (347,598)           (614,313)         203,727             774,516
   Net Income (Loss) Per Limited
       Partnership Unit                              12.12          (12.64)              (24.02)            4.33               18.16

Balance Sheet Data

   Cash and Cash Equivalents              $         36,022  $       336,360     $       843,110  $       959,487    $      1,363,767
   Computer Equipment at Cost                    5,084,339        7,388,216           8,169,287       13,518,961          17,078,290
   Total Assets                                  1,385,036        2,239,549           3,064,038        5,366,699           7,672,897
   Long-term Debt                                  591,174          960,503             668,195          648,751           1,172,460
   Distributions to Partners                       465,708        1,218,003           1,719,537        1,719,536           1,719,533
   Distributions Per Limited
     Partnership Unit                                16.25            42.50               60.00            60.00               60.00
   Partners' Equity                                591,832          592,951           2,159,371        4,493,221           6,009,030


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

Results of Operations

The following discussion relates to Partnership's operations for the year ended December 31, 1996, in comparison to the years ended December 31, 1995 and 1994.

The Partnership realized net income of $463,920 and a net loss of $347,598 and $614,313 for the years ended December 31, 1996, 1995 and 1994, respectively. Rental income decreased $80,049 or 5% and $1,062,715 or 39% in 1996 and 1995, respectively. The decrease in rental income each year is primarily due to lower rental rates obtained on equipment lease extensions and remarketings after the initial lease term expires and a net reduction in the overall size of the equipment portfolio. Other income of $31,147 in 1995 represents the net settlement proceeds relating to a dispute between the Partnership and Gemini Equities, Incorporated ("Gemini") with regard to ownership rights of equipment. The Partnership had the rights to purchase equipment at a bargain purchase option at the expiration of a lease with a French corporation that commenced in 1989. However, during the lease term the equipment owner was sold to Gemini. Upon lease expiration in 1992, Gemini denied the Partnership's request to purchase the equipment. In response, the Partnership pursued the title rights to the equipment, resolving the dispute in a settlement of cash proceeds during the current year. Interest income decreased $16,191 and $7,673 in 1996 and 1995, respectively, as result of lower average short-term investment balances held during each year. The recovery of net unsecured pre-petition claim of $10,757 and $22,808 for the years ended December 31, 1995 and 1994, respectively, was the result of the receipt of the Trustee's distributions on the fully reserved net unsecured pre-petition receivable, in the original amount of $37,470 (for further discussion refer to note 9 to the financial statements). The 1995 recovery relates to the receipt of the second and final Trustee's distribution comprised of cash and stock, along with the second quarter of 1995 establishment of the carrying value of the stock received in the December 27, 1994 distribution. Accordingly, the 1994 recovery amount represents the cash portion of the Trustee's first distribution. The $26,370 and $6,188 net gain on sale of equipment in 1996 and 1995, respectively, can be attributed to the overall increase in the sales of equipment carrying low net book values. In comparison, 1994 reflected a $582,152 net loss on sale of equipment due to a number of large equipment sales carrying high net book values.

Total costs and expenses decreased $929,120 or 44% and $729,667 or 26% in 1996 and 1995, respectively, compared to prior periods. The decrease in costs and expenses each year is primarily the result of lower depreciation expense, which accounted for a decrease of $1,012,253 and $652,660 for the years ended December 31, 1996 and 1995, respectively. The decrease in depreciation expense each year is due to a large portion of the equipment portfolio becoming fully depreciated and a reduction in the overall equipment portfolio. Included in depreciation expense in 1996, 1995 and 1994 is a reversal of a provision for $275,000, and a provision for $700,541 and $500,000, respectively, to properly reflect the equipment portfolio's net realizable value for each year. Interest expense increased $31,091 and $8,908 in 1996 and 1995, respectively, due to the payoff and continued paydown on the installment notes payable - affiliates and long-term debt. Such debt was used to finance equipment lease transactions.
Management fees increased $12,257 or 11% due to the increased collection of delinquent rents receivable in 1996. General and administrative expenses increased 17% and 6% for the years ended December 31, 1996 and 1995, respectively. A major factor contributing to the increase each year is that salaries and expenses of the partnership accounting and reporting personnel, of the General Partner, which are reimbursable by the various partnerships under management are being allocated over a diminishing number of partnerships. The provision for doubtful accounts increased $16,523 in the current year due to an increase in potential uncollectible rents receivable, versus the prior year in which the provision for doubtful accounts decreased $26,706 due to successful collection efforts on delinquent accounts. The net loss on sale of marketable securities in 1996 reflects the sale of stock that had been received from the Trustee.

The Partnership recorded a net income (loss) per Limited Partnership Unit of $12.12, $(12.64) and $(24.02) for the years ended December 31, 1996, 1995 and
1994, respectively. The allocation for the year ended December 31, 1994 includes a cost recovery allocation of profit and loss among the General and Limited Partners which results in an allocation of net loss to the Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the year ended December 31, 1996, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less remarketable, sold. This decision is made upon analyzing which option would derive the most favorable results.

Rental income will continue to decrease due to two factors. The first factor is the rate obtained when the original leases expire and are remarketed at a lower rate. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the Partnership's ability to meet its future cash requirements, including long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues amount to $1,750,992 and are to be received over the next five years (for further discussion, refer to note 4 to the financial statements).

The Partnership's investing activities for the year resulted in equipment purchases of $506,622 and equipment sales with a depreciated cost basis of $52,789, generating $165,568 in proceeds. Included in equipment sales is a $86,049 loss which was charged against the reserve, initially set up in a prior period to account for estimated losses on the ultimate disposition of equipment. The Partnership will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities resulted in proceeds from borrowing on long-term debt of $189,942. The Partnership activities also included a paydown on long-term debt during 1996 of $559,271. The Partnership will payoff its remaining long-term debt of $591,174 by 1998. Total debt assumed by the Partnership from inception is $14,270,105, for a total leverage of 42%. The Partnership's financing activities in 1996 also resulted in the short-term borrowing of notes payable-affiliate in the amount of $223,600 to finance equipment purchases. These notes were paid off during the year.

Cash distributions paid in the first quarter of 1997 are currently at an annual level of 2% per Limited Partnership Unit, or $10.00 per Limited Partnership Unit. During 1996, the Partnership distributed a total of $16.25 per Limited Partnership Unit, of which $12.12 per Unit represents income and $4.13 per Unit represents a return of capital. For the quarter ended December 31, 1996, the Partnership declared a cash distribution of $71,647, of which $3,582 was distributed to the General Partner and $68,065 was distributed to the Limited Partners. The distribution subsequently occurred on February 28, 1997. The Partnership expects to continue paying distributions at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                          Independent Auditors' Report




The Partners of Wellesley Lease Income Limited Partnership IV:

We have audited the accompanying balance sheets of Wellesley Lease Income Limited Partnership IV (a Massachusetts Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedule II for each of the years in the three-year period ended December 31, 1996. These financial statements and this financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wellesley Lease Income Limited Partnership IV as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







KPMG Peat Marwick LLP



Boston, Massachusetts
March 21, 1997

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets
                           December 31, 1996 and 1995

                                     Assets
                                                                                       1996                   1995
                                                                                 ----------------        ----------------
Investment property, at cost (notes 3 and 4):
   Computer equipment                                                            $      5,084,339        $      7,388,216
     Less accumulated depreciation                                                      3,807,667               5,674,559
                                                                                 ----------------        ----------------
       Investment property, net                                                         1,276,672               1,713,657

Cash and cash equivalents                                                                  36,022                 336,360
Rents receivable, net (note 2)                                                             64,103                 125,765
Account receivable - affiliates                                                             1,214                  43,054
Sales receivable, net (note 2)                                                              6,425                  16,069
Marketable securities (notes 2 and 8)                                                         600                   4,644
                                                                                 ----------------        ----------------

     Total assets                                                                $      1,385,036        $      2,239,549
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 7)                                    $        437,438        $        491,254
   Accounts payable and accrued expenses - affiliates (note 5)                             28,097                 420,457
   Accounts payable and accrued expenses                                                  144,138                 237,953
   Unearned rental revenue                                                                 29,795                  27,685
   Long-term debt, less current portion (note 7)                                          153,736                 469,249
                                                                                 ----------------        ----------------

     Total liabilities                                                                    793,204               1,646,598
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                610,700                 476,748
     Cumulative cash distributions                                                       (611,699)               (588,414)
     Unrealized losses on marketable securities (note 8)                                       (1)                     (8)
                                                                                 ----------------        ----------------
                                                                                                -                (110,674)
                                                                                 ----------------        ----------------
   Limited Partners (27,226 units):
     Capital contribution, net of offering costs                                       12,148,459              12,148,459
     Cumulative net income (loss)                                                          84,457                (245,511)
     Cumulative cash distributions                                                    (11,640,935)            (11,198,512)
     Unrealized losses on marketable securities (note 8)                                     (149)                   (811)
                                                                                 ----------------        ----------------
                                                                                          591,832                 703,625
                                                                                 ----------------        ----------------
     Total partners' equity                                                               591,832                 592,951
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $      1,385,036        $      2,239,549
                                                                                 ================        ================

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
              For the Years Ended December 31, 1996, 1995 and 1994


                                                                 1996                     1995                    1994
                                                            ---------------          --------------         ---------------

Revenue:
   Rental income                                            $     1,617,165          $    1,697,214         $     2,759,929
   Other income                                                           -                  31,147                       -
   Interest income                                                    6,844                  23,035                  30,708
   Recovery of net unsecured pre-petition
     claim (note 9)                                                       -                  10,757                  22,808
   Net gain (loss) on sale of equipment                              26,730                   6,188                (582,152)
                                                            ---------------          --------------         ---------------

       Total revenue                                              1,650,739               1,768,341               2,231,293
                                                            ---------------          --------------         ---------------

Costs and expenses:
   Depreciation                                                     804,769               1,817,022               2,469,682
   Interest                                                          82,349                  51,258                  42,350
   Related party expenses (note 5):
     Management fees                                                123,488                 111,231                 178,265
     General and administrative                                     152,198                 129,883                 122,058
   Provision for doubtful accounts                                   23,068                   6,545                  33,251
   Net loss on sale of marketable securities                            947                       -                       -
                                                            ---------------          --------------         ---------------

       Total costs and expenses                                   1,186,819               2,115,939               2,845,606
                                                            ---------------          --------------         ---------------

Net income (loss)                                           $       463,920          $     (347,598)        $      (614,313)
                                                            ===============          ==============         ===============

Net income (loss) per
   Limited Partnership Unit                                 $         12.12          $       (12.64)        $        (24.02)
                                                            ===============          ==============         ===============

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                    Statements of Partners' Equity (Deficit)
              For the Years Ended December 31, 1996, 1995 and 1994


                                                             General              Limited
                                                             Partner              Partners              Total
                                                       -----------------     ----------------    ------------------

Equity at
    December 31, 1993                                  $               -     $      4,493,221    $        4,493,221

Net income (loss)                                                 39,685             (653,998)             (614,313)

Cash distributions                                               (85,976)          (1,633,561)           (1,719,537)
                                                       -----------------     ----------------    ------------------

Equity (deficit) at
    December 31, 1994                                            (46,291)           2,205,662             2,159,371

Net loss                                                          (3,476)            (344,122)             (347,598)

Cash distributions                                               (60,899)          (1,157,104)           (1,218,003)

Unrealized loss on marketable
    securities (note 8)                                               (8)                (811)                 (819)
                                                       -----------------     ----------------    ------------------

Equity (deficit) at
    December 31, 1995                                           (110,674)             703,625               592,951

Net income                                                       133,952              329,968               463,920

Cash distributions                                               (23,285)            (442,423)             (465,708)

Reduction of unrealized loss on
    marketable securities (note 8)                                     7                  662                   669
                                                       -----------------     ----------------    ------------------

Equity at
    December 31, 1996                                  $               -     $        591,832    $          591,832
                                                       =================     ================    ==================

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                            1996                1995                 1994
                                                                            ----                ----                 ----

Cash flows from operating activities:
   Net income (loss)                                                 $       463,920     $       (347,598)    $       (614,313)
                                                                     ---------------     ----------------     ----------------

   Adjustments to reconcile  net income (loss) to net cash
     provided by operating activities:
       Depreciation                                                          804,769            1,817,022            2,469,682
       Provision for doubtful accounts                                        23,068                6,545               33,251
       Net (gain) loss on sale of equipment                                  (26,730)              (6,188)             582,152
       Net loss on sale of marketable securities                                 947                    -                    -
       Net decrease (increase) in current assets                              90,078              (30,042)             (87,070)
       Net (decrease) increase in current liabilities                       (484,065)             449,623               11,745
                                                                     ---------------     ----------------     ----------------

         Total adjustments                                                   408,067            2,236,960            3,009,760
                                                                     ---------------     ----------------     ----------------

         Net cash provided by operating activities                           871,987            1,889,362            2,395,447
                                                                     ---------------     ----------------     ----------------

Cash flows from investing activities:
   Purchase of investment property                                          (506,622)          (1,747,497)          (1,571,470)
   Proceeds from sale of investment property                                 165,568              277,080              759,739
   Proceeds from sale of marketable securities                                 3,766                    -                    -
                                                                     ---------------     ----------------     ----------------

         Net cash used in investing activities                              (337,288)          (1,470,417)            (811,731)
                                                                     ---------------     ----------------     ----------------

Cash flows from financing activities:
   Proceeds from borrowings under notes payable                              223,600                    -                    -
   Principal payments on notes payable                                      (223,600)                   -                    -
   Proceeds from borrowings under long-term debt                             189,942              645,188              685,709
   Principal payments on long-term debt                                     (559,271)            (352,880)            (666,265)
   Cash distributions to partners                                           (465,708)          (1,218,003)          (1,719,537)
                                                                     ---------------     ----------------     ----------------

         Net cash used in financing activities                              (835,037)            (925,695)          (1,700,093)
                                                                     ---------------     ----------------     ----------------

Net decrease in cash and cash equivalents                                   (300,338)            (506,750)            (116,377)

Cash and cash equivalents at beginning of year                               336,360              843,110              959,487
                                                                     ---------------     ----------------     ----------------

Cash and cash equivalents at end of year                             $        36,022     $        336,360     $        843,110
                                                                     ===============     ================     ================

Supplemental cash flow information:
   Interest paid during the year                                     $        73,371     $         51,258     $         45,231
                                                                     ===============     ================     ================

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994

(1)   Organization and Partnership Matters

The Partnership was organized under the Massachusetts Uniform Limited Partnership Act on November 9, 1987. In exchange for a capital contribution of $1,000, the Partnership has issued all of its General Partner interests to Wellesley Leasing Partnership, a Massachusetts General Partnership.

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

Pursuant to the terms of the Amended Agreement of Limited Partnership, Distributable Cash From Operations and Profits for federal income tax and financial reporting purposes from normal operations of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Further, gains on sales of equipment occurring after the reinvestment period end shall be allocated first to eliminate negative capital accounts, if any, and second 99% to the Limited Partners and 1% to the General Partner until "Payout". "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 10% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Losses for federal income tax and financial reporting purposes from normal operations and any Distributable Cash From Sales or Refinancings from gains and losses shall be allocated 99% to the Limited Partners and 1% to the General Partner until Payout has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. In addition, special cost recovery allocations may be required to reflect the differing initial capital contributions of the General Partner and the Limited Partners. The Partnership's books and records are in accordance with the terms of the Amended Agreement of Limited Partnership. Including the distribution for the fourth quarter of 1996 made February 28, 1997, cumulative distributions to date is $425.88 per unit. This cumulative distribution per Unit amount represents 15.74% of Payout. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

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

Depreciation on investment property purchased prior to January 1, 1993 is provided using a straight-line basis, generally over a five year period. For equipment purchased on or after January 1, 1993, depreciation is provided using a straight-line basis, over a four year period. The Partnership's policy is to periodically review the estimated fair market value of its equipment to assess the recoverability of its undepreciated cost. In accordance with this policy, the Partnership records a charge to depreciation expense in instances when the net book value of equipment exceeds its net realizable value. Included in depreciation expense in 1996, 1995 and 1994 is a reversal of a provision for $275,000 and a provision for $700,541 and $500,000, respectively, to properly reflect the equipment portfolio's net realizable value. Routine maintenance and repairs are expensed as incurred. Major betterments and enhancements are capitalized and depreciated in accordance with the Partnership's depreciation policy.

Cash and Cash Equivalents

The  Partnership  considers  cash  and  short-term   investments  with  original
maturities of three months or less to be cash and cash equivalents.

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At December 31, 1996 and 1995, the allowance for doubtful accounts included in rents receivable was $51,763 and $34,889, respectively, and $11,100 and $4,906 in sales receivable, respectively.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

Marketable Securities

The marketable securities are stated at fair value at the balance sheet date and consist of 300 shares of common stock in Continental Information Systems Corporation ("CISC") received by the Partnership in the distributions made December 27, 1994 and July 20, 1995 by the Trustee of the Liquidating Estate of CIS Corporation, et al, ("the Trustee"), with respect to the outstanding net unsecured pre-petition claim. During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis. Unrealized gains and losses are recorded directly in partners' equity except those losses that are deemed to be other than temporary, which would be reflected in income (see note 8).

Income Taxes

No provision for federal income taxes has been made as the liability for such taxes is that of the Partners rather than that of the Partnership. Taxable income (loss), as reported on Schedule K-1, Form 1065 "Partner's Share of Income, Credits, Deductions, etc.", was $136,436, $(381,970) and $(480,112) in
1996, 1995 and 1994, respectively (see note 6).

(3)   Investment Property

At December 31, 1996, the Partnership owned computer equipment with a depreciated cost basis of $1,250,203, subject to existing leases and equipment with a depreciated cost basis of $26,469 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(4)   Leases

Description of leasing arrangements:

Operations consist primarily of leasing computer equipment. All equipment leases are classified as operating leases and expire over the next five years.

Minimum lease payments scheduled to be received in the future under existing noncancelable operating leases are as follows:

                           1997                    $     1,074,612
                           1998                            478,040
                           1999                            114,137
                           2000                             58,718
                           2001                             25,485
                                                   ---------------

                                                   $     1,750,992
                                                   ===============

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

The following schedule provides an analysis of the cost of capital equipment by major classes as of December 31, 1996:

            Computer peripherals                         $     2,237,109
            Processors & upgrades                              1,372,772
            Telecommunications                                   152,530
            Other                                              1,321,928
                                                         ---------------

                                                         $     5,084,339
                                                         ===============

Two lessees, American Freightways, Incorporated and Halliburton Company, lease equipment in excess of 10% of total rental income for the year ended December 31, 1996. The related rental payments comprise 13.92% and 12.21%, respectively, of total rental income for the year ended December 31, 1996. American Freightways, Incorporated and Halliburton Company lease equipment comprising 14.87% and 10.53%, respectively, of the total equipment portfolio at December 31, 1996.

(5)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                     1996               1995                1994
                                                     ----               ----                ----

Equipment acquisition fees                       $     14,756        $     50,898        $     45,732
Management fees                                       123,488             111,231             178,265
Reimbursable expenses paid                            149,711             119,878             105,601
                                                 ------------        ------------        ------------

                                                 $    287,955        $    282,007        $    329,598
                                                 ============        ============        ============

Under the terms of the Partnership Agreement, the General Partner is entitled to an equipment acquisition fee of 3% of the purchase price paid by the Partnership for the equipment. The General Partner is also entitled to a management fee equal to 7% of the monthly rental billings collected. Also, the Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(6)   Reconciliation of Financial Statement Net  Income (Loss) to Taxable Income
     (Loss) to Partners

A  reconciliation  of financial  statement net income  (loss) to taxable  income
(loss) to partners is as follows for the years ended December 31, 1996, 1995 and 1994:

                                                                                   1996               1995                1994
                                                                                   ----               ----                ----

      Net income (loss) per financial statements                              $      463,920      $    (347,598)     $    (614,313)

      Provision for doubtful accounts expense for financial
           statement purposes in excess of (less than) provision
           for doubtful accounts expense for tax purposes                             23,068             (8,118)            10,444

      Depreciation expense for financial statement purposes
           (less than) in excess of depreciation expense for
           tax purposes                                                             (249,510)           500,855            500,000

      Net gain on sale of equipment for financial statement
           purposes in excess of net gain on sale of equipment
           for tax purposes                                                         (101,042)          (527,109)          (376,243)
                                                                              --------------      -------------      -------------

      Taxable income (loss) to partners                                       $      136,436      $    (381,970)     $    (480,112)
                                                                              ==============      =============      =============

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

(7)   Long-term Debt

Long-term debt at December 31, 1996 consists of two loans totaling $3,830 from Randolph Computer Company each with an interest rate of 6.00%, one loan for $101,792 from Pioneer Bank and Trust Company with an interest rate of 8.15%, two loans totaling $292,588 from Pullman Capital Corporation with an interest rate of 8.00% and three loans totaling $192,964 from Liberty Bank, each bearing interest at a rate of 8.25%. The total outstanding debt balance is collateralized by equipment with a net book value of $892,376 and assignment of the related leases.

Maturities of long-term debt are as follows:

                     1997                   $      437,438
                     1998                          153,736
                                            --------------

                                            $      591,174
                                            ==============

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(8)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At December 31, 1996 the difference between the fair value and the cost basis of these securities is an unrealized loss of $150.

The fair value is based on currently quoted market prices. The cost basis and estimated fair value of the Partnership's marketable securities at December 31, 1996 and 1995, respectively, are as follows:

                                                                                1996                             1995
                                                                       ------------------------         ---------------------
                                                                       Cost           Fair              Cost          Fair
                                                                       Basis          Value             Basis         Value

Investment in Continental Information
     Systems Corporation Stock                                         $  750         $  600            $ 5,463       $ 4,644
                                                                       ======         ======            =======       =======

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

(9) Bankruptcy of Continental Information Systems Corporation (former parent of General Partner)

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP from CMI Holding Co. and all the common stock of TLP Management Services Corporation ("TLPMS", formerly CIS Management Services Corporation "CISMS") from CMI Corporation. Under the new ownership, it is expected that TLP and TLPMS will continue to operate in the same manner of business as each has in the past.

On January 13, 1989 (the "Petition Date"), Continental Information Systems Corporation ("Continental"), CIS Corporation ("CIS"), CMI Holding Co. ("CMI Holding"), CMI Corporation ("CMI") and certain of its affiliates (collectively, the "Debtors"), voluntarily petitioned for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"), and thereafter continued in the management and operation of their businesses and property as Debtors In Possession until October 25, 1989, when the United States Bankruptcy Court (the "Court") confirmed the appointment of James P. Hassett as Chapter 11 trustee (the "Trustee") of the Debtors. CMI Holding is the former parent of TLP and CMI is the former parent of TLPMS. TLP and TLPMS, neither of which filed under Chapter 11, are the two Corporate General Partners of Wellesley Leasing Partnership, the General Partner of the Partnership. Both before and after the Petition Date, CIS and CMI have acted as agents for the Partnership in selling, leasing and remarketing Partnership equipment. CMI Holding became a wholly-owned subsidiary of CIS pursuant to a Court ordered settlement on July 20, 1993.

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

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)




Schedule II - Valuation and Qualifying Accounts and Reserves


                                                          Additions charged
                                      Balance at           to (recoveries                                       Balance
                                      beginning            credited from)                                       at end
Classification                          of year           costs and expenses        Charge-offs                 of year
                                   ----------------        ----------------         ----------------        -----------------

Year ended
December 31, 1994                  $         37,470        $         10,443         $              -        $          47,913
                                   ================        ================         ================        =================

Year ended
December 31, 1995                  $         47,913        $         (4,212)        $          3,906        $          39,795
                                   ================        ================         ================        =================

Year ended
December 31, 1996                  $         39,795        $         23,068         $              -        $          62,863
                                   ================        ================         ================        =================

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                December 31, 1996

Lessee

American  Freightways,  Incorporated
Bassin  Distributors,   Incorporated
Carr Separation,  Incorporated
Chrysler Corporation
Cincinnati Gas & Electric Company
Coulter Corporation
Cybersmith, Incorporated
Dave's Custom Caps
Delphi Internet, Incorporated
FAX  International,  Incorporated
Halliburton  Company
H.J. Meyers Company,  Incorporated
Hughes Aircraft  Company,  Incorporated
Internet Access Company,  Incorporated
J. Walter Thompson Company
ON Technology Corporation
Sero Company, Incorporated
Sports & Recreation, Incorporated

Equipment Description                       Acquisition Price

Computer peripherals                         $      2,237,109
Processors & upgrades                               1,372,772
Telecommunications                                    152,530
Other                                               1,321,928
                                             ----------------

                                             $      5,084,339
                                             ================

Exhibit 11         WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

          Computation of Net Income (Loss) per Limited Partnership Unit
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                             1996               1995                 1994
                                                                             ----               ----                 ----

Net income (loss)                                                     $      463,920     $       (347,598)    $       (614,313)

Gain on sale                                                                 (26,730)              (8,470)            (237,777)
Loss on sale                                                                       -                2,282              819,929
Special cost recovery allocation                                                (819)                   -              (46,291)
                                                                      --------------     ----------------     ----------------

Available income (loss) from operations                                      436,371             (353,786)             (78,452)
                                                                      --------------     ----------------     ----------------

Allocations to General Partner:
   Income (loss) from operations                                              21,859               (3,538)                (785)
   Gain on sale                                                              112,101                   85                2,378
   Loss on sale                                                                    -                  (23)              (8,199)
   Special cost recovery allocation                                               (8)                   -               46,291
                                                                      --------------     ----------------     ----------------

Income (loss) allocated to General Partner                                   133,952               (3,476)              39,685
                                                                      --------------     ----------------     ----------------

Income (loss) allocated to Limited Partners                           $      329,968     $       (344,122)    $       (653,998)
                                                                      ==============     ================     ================

Number of Limited Partnership Units                                           27,226               27,226               27,226

Net income (loss) per Limited Partnership Unit                        $        12.12     $         (12.64)    $         (24.02)
                                                                      ==============     ================     ================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Statement Disclosures.

None.

                                    Part III

Item 10.  Directors and Executive Officers of the Partnership.

(a-b) Identification of Directors and Executive Officers

The Partnership has no Directors or Officers. As indicated in Item 1. of this report, the General Partner of the Partnership is Wellesley Leasing Partnership. Under the Partnership Agreement, the General Partner is solely responsible for the operation of the Partnership's properties, and the Limited Partners have no right to participate in the control of such operations. The General Partner has three Corporate General Partners: TLP and TLPMS, both Massachusetts corporations and Waddell & Reed, a Missouri corporation. The names and ages of the Directors and Executive Officers of the Corporate General Partners are as follows:


TLP and TLPMS

          Name                                                       Title                                             Age

Nicholas C. Bogard                                 Director                                                            51
Arthur P. Beecher                                  Director and President                                              59
Nancy E. Malone                                    Vice President, Lease Financing                                     38
Irene V. King                                      Vice President, Satellite Operations                                50
Joseph P. Colonna                                  Vice President, Marketing                                           37
James S. Felman                                    Clerk                                                               32

Waddell & Reed

          Name                                                       Title                                             Age

Keith A. Tucker                                    President, Chief Executive Officer                                  52
                                                      and Director
Robert L. Hechler                                  Vice President, Chief Operations Officer,                           60
                                                      Treasurer and Director
Henry J. Herrmann                                  Vice President, Chief Investment Officer                            55
                                                      and Director
Robert J. Williams, Jr.                            Vice President and National Sales Manager                           53
Sharon K. Pappas                                   Vice President, Secretary                                           38
                                                      and General Counsel


(c) Identification of certain significant persons

See Item 10. (a-b)

(d) Family relationship

No family relationship exists between any of the foregoing Directors or Officers.

(e) Business experience

Nicholas C. Bogard is Director of TLP and TLPMS. Mr. Bogard served as President and Director of TLP from 1982 - 1992, and served as Director of CS First Boston from 1992 - 1994. He has been working as an independent consultant since 1994. Mr. Bogard holds a B.A. from Princeton University and an M.B.A. from Harvard University.

Arthur P. Beecher is President and Director of TLP and TLPMS. Prior to joining TLP, he was an officer of CSA Financial Corp. of Boston, Massachusetts, most recently as Vice President, Finance and Administration since 1975. Mr. Beecher holds a B.S. from Boston University and is a Certified Public Accountant.

Nancy E. Malone is Vice President, Lease Financing of TLP and TLPMS. Prior to joining TLP, she was Manager, Lease Financing for 11 years at CSA Financial Corp. of Boston, Massachusetts. Ms. Malone holds a B.A. from The College of the Holy Cross.

Irene V. King is Vice President, Satellite Operations for TLP and TLPMS. Prior to joining TLP in April 1994, she was Director of Public Income Funds at CSA Financial Corp. of Boston, Massachusetts and was previously Vice President of Finance at First Alliance Corp. of Wellesley, Massachusetts. Ms. King holds a B.A. from Barat College of the Sacred Heart, Lake Forest, Illinois.

James S. Felman is Clerk of TLP and TLPMS. Prior to joining TLP, he was in private practice and was previously employed as a Tax Consultant with Price Waterhouse in Miami, Florida and New York, New York. Mr. Felman received his J.D. from S.U.N.Y. at Buffalo Law School, holds a B.S. in Economics and Business Management from Cornell University, and is a licensed attorney in New York and Florida.

Joseph P. Colonna is Vice President, Marketing of TLP and TLPMS. Prior to joining TLP, he was Associate Counsel at CSA Financial Corp. of Boston, Massachusetts in charge of Domestic and International Leasing Transactions. He received his B.A. from Rutgers University, J.D. from Suffolk University Law School and M.S.L. from Vermont Law School.

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

Robert J. Williams, Jr. is Vice President and National Sales Manager of Waddell & Reed and Executive Vice President and National Sales Manager of Waddell & Reed, Inc. He has been employed by Waddell & Reed, Inc. since July 1996. He was employed with Charles Schwab & Company from November 1991 to July 1995. From August 1984 to October 1991, he was employed by American Express Financial Advisors or its affiliates. Mr. Williams holds a B.S. from the University of Utah and an M.B.A. from California State-Humbolt.

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

Item 11.  Management Remuneration and Transactions.

(a), (b), (c), (d), and (e): The Officers and Directors of the Corporate General Partners receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the Corporate General Partners. There exists no remuneration plan or arrangement with any Officer or Director of the Corporate General Partners resulting from the resignation, retirement or any other termination. See note 5 to the financial statements included in Item 8. of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates during 1996, 1995 and 1994.

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

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 27,226 outstanding Limited Partnership Units as of December 31, 1996.

By virtue of its organization as a limited partnership, the Partnership has no Officers or Directors. See also note 1 to the financial statements included in
Item 8. and Item 10. of this report.

Item 13.  Certain Relationships and Related Transactions.

(a), (b), and (c): The General Partner of the Partnership is Wellesley Leasing Partnership, a Massachusetts general partnership which in turn has three Corporate General Partners: TLP and TLPMS, both Massachusetts corporations and Waddell & Reed, a Missouri corporation. The Corporate General Partners' Directors and Executive Officers are identified in Item 10. of this report. The Partnership was not involved in any transaction involving any of these Directors or Officers or any member of the immediate family of these individuals, nor did any of these persons provide services to the Partnership for which they received direct or indirect remuneration. Similarly, there exists no business relationship between the Partnership and any of the Directors or Officers of the Corporate General Partners, nor were any of the individuals indebted to the Partnership.

The General Partner is responsible for acquiring, financing, leasing and selling equipment for the Partnership. TLPMS proposes for the Partnership equipment acquisitions, leasing transactions, financing and refinancing transactions, and sale transactions, for approval by the Executive Committee and oversees the operation, management and use of each Partnership's equipment. TLP oversaw the marketing of the Units and oversees all administrative functions of the Partnership and, together with Waddell & Reed, provides substantially all of the General Partner's capital resources. In consideration of such services and capital commitments, TLP receives 30%, Waddell & Reed receives 10% and TLPMS receives 60% of all compensation received by the General Partner in connection with the formation and operation of the Partnership (including equipment management fees, acquisition fees, subordinated remarketing fees and the General Partner's share of Distributable Cash From Sales or Refinancings), except for Acquisition Fees, as to which TLP receives 15%, Waddell & Reed receives 10% and TLPMS receives 75%. The General Partner also was reimbursed in an amount equal to 3% of the gross proceeds of the Partnership's offerings for organizational and offering expenses; all such expenses in excess of that amount were borne by TLP. See note 5 to the financial statements included in Item 8 of this report for a description of payments made by the Partnership to the General Partner.

For information regarding the settlements between the Partnership and the Liquidating Estate of CIS Corporation, et al, arising out of the emergence from bankruptcy of CIS and CMI, see Item 3. Legal Proceedings.


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K: None.

   (a) 1. Financial Statements                                                                                    Page No.

          Independent Auditors' Report                                                                            17
          Balance Sheets at December 31, 1996 and 1995                                                            18
          Statements of Operations for the Years Ended
             December 31, 1996, 1995 and 1994                                                                     19
          Statements of Partners' Equity (Deficit) for
             the Years Ended December 31, 1996, 1995 and 1994                                                     20
          Statements of Cash Flows for the Years
             Ended December 31, 1996, 1995 and 1994                                                               21
          Notes to Financial Statements                                                                           22 - 28


       2. Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts and Reserves                                            29

          All other financial  statement  schedules are omitted because they are
          not  applicable,  the  data  is  not  significant,   or  the  required
          information is shown elsewhere in this report.

          Computer Equipment Portfolio (Unaudited)                                                                30


       3. Exhibit Index

          11  Statement regarding computation  of net income (loss) per  Limited
          Partnership Unit                                                                                        31

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


Date:  March 27, 1997




By:    Arthur P. Beecher,
       President