Form 10-Q
period 1997-03-31
WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
filed 1997-05-14
CIK 825851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended March 31, 1997                    Commission File No. 33-18859


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

                        ---------------------------------


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


                              INDEX                                                                              Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of March 31, 1997 and December 31, 1996                                    3

                    Statements of Operations
                         Quarters Ended March 31, 1997 and 1996                                                  4

                    Statements of Cash Flows
                         Quarters Ended March 31, 1997 and 1996                                                  5

                    Notes to Financial Statements                                                                6 - 7

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                    8 - 9

              Computer Equipment Portfolio                                                                       10

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                        11

              Signature                                                                                          12


                          PART I: FINANCIAL INFORMATION

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets                                         (Unaudited)              (Audited)
                                                                                      3/31/97                 12/31/96
                                                                                 ----------------        ----------------

Investment property, at cost (note 3):
   Computer equipment                                                            $      4,619,375        $      5,084,339
     Less accumulated depreciation                                                      3,546,637               3,807,667
                                                                                 ----------------        ----------------
       Investment property, net                                                         1,072,738               1,276,672

Cash and cash equivalents                                                                 177,319                  36,022
Rents receivable, net (note 2)                                                             47,480                  64,103
Account receivable - affiliates (note 4)                                                   15,752                   1,214
Sales receivable, net (note 2)                                                            135,296                   6,425
Marketable securities (note 6)                                                                  -                     600
                                                                                 ----------------        ----------------

     Total assets                                                                $      1,448,585        $      1,385,036
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                    $        321,940        $        437,438
   Accounts payable and accrued expenses - affiliates (note 4)                             27,580                  28,097
   Accounts payable and accrued expenses                                                  167,839                 144,138
   Unearned rental revenue                                                                  6,384                  29,795
   Long-term debt, less current portion (note 5)                                          208,365                 153,736
                                                                                 ----------------        ----------------

     Total liabilities                                                                    732,108                 793,204
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                614,281                 610,700
     Cumulative cash distributions                                                       (615,281)               (611,699)
     Unrealized losses on marketable securities (note 6)                                        -                      (1)
                                                                                 ----------------        ----------------
                                                                                                -                       -
                                                                                 ----------------        ----------------
   Limited Partners (27,226 units):
     Capital contribution, net of offering costs                                       12,148,459              12,148,459
     Cumulative net income                                                                277,018                  84,457
     Cumulative cash distributions                                                    (11,709,000)            (11,640,935)
     Unrealized losses on marketable securities (note 6)                                        -                    (149)
                                                                                 ----------------        ----------------
                                                                                          716,477                 591,832
                                                                                 ----------------        ----------------
     Total partners' equity                                                               716,477                 591,832
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $      1,448,585        $      1,385,036
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                     Quarters Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                                       1997                     1996
                                                                                -----------------        ----------------

Revenue:
   Rental income                                                                $         254,428        $        457,136
   Other income                                                                            26,713                       -
   Interest income                                                                          1,379                   1,449
   Net gain on sale of equipment                                                          157,008                   1,140
   Net loss on sale of marketable securities                                                 (117)                      -
                                                                                -----------------        ----------------

       Total revenue                                                                      439,411                 459,725
                                                                                -----------------        ----------------

Costs and expenses:
   Depreciation                                                                           198,429                 403,109
   Interest                                                                                11,055                  23,349
   Related party expenses (note 4):
     Management fees                                                                       14,766                  28,021
     General and administrative                                                            42,809                  36,676
   Reversal of provision for doubtful accounts                                            (23,790)                      -
                                                                                -----------------        ----------------

       Total costs and expenses                                                           243,269                 491,155
                                                                                -----------------        ----------------

Net income (loss)                                                               $         196,142        $        (31,430)
                                                                                =================        ================

Net income (loss) per Limited Partnership Unit                                  $            7.07        $          (1.18)
                                                                                =================        ================

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                     Quarters Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                                       1997                    1996
                                                                                       ----                    ----

Cash flows from operating activities:
   Net income (loss)                                                            $         196,142        $        (31,430)
                                                                                -----------------        ----------------

   Adjustments to reconcile  net income (loss) to net cash
     provided by operating activities:
       Depreciation                                                                       198,429                 403,109
       Reversal of provision for doubtful accounts                                        (23,790)                      -
       Net gain on sale of equipment                                                     (157,008)                 (1,140)
       Net loss on sale of marketable securities                                              117                       -
       Net increase in current assets                                                    (102,996)                 (3,306)
       Net decrease in current liabilities                                                   (227)               (324,874)
                                                                                -----------------        ----------------

         Total adjustments                                                                (85,475)                 73,789
                                                                                -----------------        ----------------

         Net cash provided by operating activities                                        110,667                  42,359
                                                                                -----------------        ----------------

Cash flows from investing activities:
   Purchase of investment property                                                              -                (506,622)
   Proceeds from sale of investment property                                              162,513                 122,761
   Proceeds from sale of marketable securities                                                633                       -
                                                                                -----------------        ----------------

         Net cash provided by (used in) investing activities                              163,146                (383,861)
                                                                                -----------------        ----------------

Cash flows from financing activities:
   Proceeds from borrowings on notes payable - affiliate                                        -                 223,600
   Proceeds from borrowings on long-term debt                                             230,336                 189,942
   Principal payments on long-term debt                                                  (291,205)               (131,450)
   Cash distributions to partners                                                         (71,647)               (214,942)
                                                                                -----------------        ----------------

         Net cash (used in) provided by financing activities                             (132,516)                 67,150
                                                                                -----------------        ----------------

Net increase (decrease) in cash and cash equivalents                                      141,297                (274,352)

Cash and cash equivalents at beginning of period                                           36,022                 336,360
                                                                                -----------------        ----------------

Cash and cash equivalents at end of period                                      $         177,319        $         62,008
                                                                                =================        ================

Supplemental cash flow information:
   Interest paid during the period                                              $          11,055        $         20,722
                                                                                =================        ================

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Quarters Ended March 31, 1997 and March 31, 1996
                                   (Unaudited)

(1)   Organization and Partnership Matters

The foregoing financial statements of Wellesley Lease Income Limited Partnership IV (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 1997 and December 31, 1996, the allowance for doubtful accounts included in rents receivable was $27,973 and $51,763, respectively. At March 31, 1997 and December 31, 1996, the allowance for doubtful accounts included in sales receivable was $11,100.

(3)   Investment Property

At March 31, 1997, the Partnership owned computer equipment with a depreciated cost basis of $1,047,061, subject to existing leases and equipment with a depreciated cost basis of $25,677 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the quarters ended March 31 are as follows:

                                                    1997              1996
                                                    ----              ----

Equipment acquisition fees                      $          -       $     14,756
Management fees                                       14,766             28,021
Reimbursable expenses paid                            41,463             40,416
                                                ------------       ------------

                                                $     56,229       $     83,193
                                                ============       ============

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Quarters Ended March 31, 1997 and March 31, 1996
                                   (Unaudited)

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

(5)   Long-term Debt

Long-term debt at March 31, 1997 consists of one loan for $41,130 from Pioneer Bank and Trust Company with an interest rate of 8.15%, one loan in the amount of $102,603 from Pullman Capital Corporation with an interest rate of 8.00% and four loans totaling $386,572 from Liberty Bank, one bearing interest at 9.00% and the three remaining loans bearing interest at 8.25%. The total outstanding debt balance is collateralized by equipment with a net book value of $772,711, and assignment of the related leases.

Maturities of long-term debt are as follows:

                                     1997                   $      253,925
                                     1998                          210,271
                                     1999                           66,109
                                                            --------------

                                                            $      530,305
                                                            ==============

(6)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At March 31, 1997, there are no marketable securities owned by the Partnership, therefore, there is no unrealized gain or loss included in partners' equity.

The fair value is based on currently quoted market prices. The cost basis and estimated fair value of the Partnership's marketable securities at March 31, 1997 and December 31, 1996, respectively, are as follows:

                                                                            March 31, 1997               December 31, 1996
                                                                       ------------------------     --------------------------

                                                                       Cost           Fair          Cost               Fair
                                                                       Basis          Value         Basis              Value

Investment in Continental Information
     Systems Corporation Stock                                         $       -      $       -     $   750            $   600
                                                                       =========      =========     =======            =======

                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter ended March 31, 1997 in comparison to the quarter ended March 31, 1996.

The Partnership realized net income of $196,142 and a net loss of $31,430 for the quarters ended March 31, 1997 and 1996, respectively. Rental income decreased $202,708 or 44% between the three month periods. The decrease is primarily due to lower rental rates generated on equipment lease extensions and remarketings resulting after the initial lease term expires, and due to a decrease in the size of the equipment portfolio. Other income is the result of the reduction of overstated liabilities recorded in prior periods. Interest income decreased as a result of lower average short-term investment balances held during the current quarter. The $157,008 net gain on sale of equipment recognized in the current quarter is the result of sales of equipment carrying low net book values. The net loss on sale of marketable securities in 1997 reflects the below-cost sale of Continental Information Systems Corporation stock. The stock had been received from the Trustee of the Liquidating Estate of CIS Corporation (the "Estate"), the former ultimate parent company of the General Partner, as part of a settlement of certain outstanding issues between the Partnership and the Estate.

Total costs and expenses decreased $247,886 or 50% between the three month periods. The most significant factor impacting the decrease is the current quarter reduction in depreciation expense. Depreciation expense decreased due to a portion of the equipment portfolio becoming fully depreciated and due to a reduction in the size of the equipment portfolio. Interest expense decreased $12,294 due to the continued paydown of long-term debt. Management fees decreased with the decline in rental income on operating leases. General and administrative expense increased $6,133. A major factor contributing to this increase is that salaries and expenses of the accounting and reporting personnel of the General Partner, which are reimbursable by the various partnerships under management, are being allocated over a diminishing number of partnerships. During the first quarter of 1997, the Partnership reversed a provision for doubtful accounts in the amount of $23,790 due to successful collection efforts on delinquent rents receivable.

The Partnership recorded net income per Limited Partnership Unit of $7.07 and a net loss per Limited Partnership Unit of $1.18 for the quarters ended March 31, 1997 and 1996, respectively. The allocation for the quarter ended March 31, 1997 includes a cost recovery allocation of profit and loss among the General and Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Liquidity and Capital Resources

For the quarter ended March 31, 1997, rental revenue generated from operating leases and proceeds from the sale of investment property were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

Rental income has continued to decrease due to two factors. First, lower rates are obtained on the remarketing of existing equipment upon expiration of the original leases. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the Partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues amount to $1,533,193 and are to be received over the next five years.

The Partnership's investing activities resulted in sales of equipment with a depreciated cost basis of $5,505, generating $162,513 in proceeds. Included in equipment sales is a $15,728 loss which was charged against the reserve, initially set up in a prior period to account for estimated losses on the ultimate disposition of equipment. The Partnership will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities resulted in proceeds from borrowing on long-term debt of $230,336. The Partnership's activities also included a paydown on long-term debt of $291,205. The Partnership will payoff its remaining long-term debt of $530,305 in 1999. Total debt assumed by the Partnership from inception is $14,500,441, for a total leverage of 43%.

Cash distributions are currently at an annual level of 4% per Limited Partnership Unit or $5.00 per Limited Partnership Unit on a quarterly basis. For the quarter ended March 31, 1997, the Partnership declared a cash distribution of $137,978, of which $1,848 was allocated to the General Partner and $136,130 was allocated to the Limited Partners. The distribution will be made on May 30, 1997. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                 March 31, 1997

Lessee

American Freightways, Incorporated
Bassin Distributors, Incorporated
Carr Separations, Incorporated
Chrysler Corporation
Cincinnati Gas & Electric Company
Coulter Corporation
Cybersmith, Incorporated
Dave's Custom Caps
FAX International, Incorporated
H.J. Meyer Company, Incorporated
Hughes Aircraft Company, Incorporated
Internet Access Company, Incorporated
J. Walter Thompson Company
JumboSports, Incorporated
ON Technology Corporation
Sero Company, Incorporated

Equipment Description                       Acquisition Price

Computer peripherals                         $      2,032,525
Processors & upgrades                               1,247,231
Telecommunications                                    323,356
Other                                               1,016,263
                                             ----------------

                                             $      4,619,375
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

Date:  May 12, 1997