Form 10-Q
period 1997-06-30
WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
filed 1997-08-13
CIK 825851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended June 30, 1997                     Commission File No. 33-18859


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

                         ------------------------------


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


                                       INDEX                                                                    Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of June 30, 1997 and December 31, 1996                                    3

                    Statements of Operations
                          Quarters Ended June 30, 1997 and 1996 and
                          Six Months Ended June 30, 1997 and 1996                                               4

                    Statements of Cash Flows
                          Six Months Ended June 30, 1997 and 1996                                               5

                    Notes to Financial Statements                                                               6 - 8

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                   9 - 11

              Computer Equipment Portfolio                                                                      12

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                       13

              Signature                                                                                         14


                          PART I. FINANCIAL INFORMATION

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                    Assets                                          (Unaudited)              (Audited)
                                                                                      6/30/97                 12/31/96
                                                                                 ----------------        ----------------

Investment property, at cost (note 3):
   Computer equipment                                                            $      3,651,020        $      5,084,339
     Less accumulated depreciation                                                      2,825,222               3,807,667
                                                                                 ----------------        ----------------
       Investment property, net                                                           825,798               1,276,672

Cash and cash equivalents                                                                 210,179                  36,022
Rents receivable, net (note 2)                                                             42,555                  64,103
Sales receivable, net (note 2)                                                            103,190                   6,425
Marketable securities (note 6)                                                                  -                     600
Other assets                                                                               46,915                   1,214
                                                                                 ----------------        ----------------

     Total assets                                                                $      1,228,637        $      1,385,036
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                    $        292,816        $        437,438
   Accounts payable and accrued expenses - affiliates (note 4)                             18,986                  28,097
   Accounts payable and accrued expenses                                                  122,991                 144,138
   Unearned rental revenue                                                                  5,563                  29,795
   Long-term debt, less current portion (note 5)                                          126,907                 153,736
                                                                                 ----------------        ----------------

     Total liabilities                                                                    567,263                 793,204
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                620,590                 610,700
     Cumulative cash distributions                                                       (617,129)               (611,699)
     Unrealized losses on marketable securities (note 6)                                        -                      (1)
                                                                                 ----------------        ----------------
                                                                                            4,461                       -
                                                                                 ----------------        ----------------
   Limited Partners (27,226 units):
     Capital contribution, net of offering costs                                       12,148,459              12,148,459
     Cumulative net income                                                                353,584                  84,457
     Cumulative cash distributions                                                    (11,845,130)            (11,640,935)
     Unrealized losses on marketable securities (note 6)                                        -                    (149)
                                                                                 ----------------        ----------------
                                                                                          656,913                 591,832
                                                                                 ----------------        ----------------
     Total partners' equity                                                               661,374                 591,832
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $      1,228,637        $      1,385,036
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                     Quarters Ended                         Six Months Ended
                                                        June 30,                                June 30,
                                           --------------------------------       ----------------------------------
                                                 1997              1996                1997                1996
                                           --------------------------------       ----------------------------------

Revenue:
   Rental income                           $     350,259     $      375,727       $      604,687     $       832,863
   Other income                                   10,964                  -               37,677                   -
   Interest income                                 2,273              1,306                3,652               2,755
   Net (loss) gain on sale
     of equipment                                (55,378)             2,081              101,630               3,221
   Net loss on sale of
     marketable securities                             -                  -                 (117)                  -
                                           -------------     --------------       --------------     ---------------

       Total revenue                             308,118            379,114              747,529             838,839
                                           -------------     --------------       --------------     ---------------

Costs and expenses:
   Depreciation                                  151,190            281,337              349,619             684,446
   Interest                                       10,377             22,854               21,432              46,203
   Related party expenses (note 4):
     Management fees                              21,136             36,936               35,902              64,957
     General and administrative                   38,867             40,302               81,676              76,978
   (Reversal of) provision for
     doubtful accounts                             3,673              6,194              (20,117)              6,194
                                           -------------     --------------       --------------     ---------------

       Total costs and expenses                  225,243            387,623              468,512             878,778
                                           -------------     --------------       --------------     ---------------

Net income (loss)                          $      82,875     $       (8,509)      $      279,017     $       (39,939)
                                           =============     ==============       ==============     ===============

Net income (loss) per Limited
   Partnership Unit                        $        2.81     $        (0.39)      $         9.88     $         (1.57)
                                           =============     ==============       ==============     ===============

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                           1997                      1996
                                                                                           ----                      ----

Cash flows from operating activities:
   Net income (loss)                                                                 $      279,017           $       (39,939)
                                                                                     --------------           ---------------

   Adjustments to reconcile  net income (loss) to net cash provided by operating activities:
       Depreciation                                                                         349,619                   684,446
       (Reversal of) provision for doubtful accounts                                        (20,117)                    6,194
       Net gain on sale of equipment                                                       (101,630)                   (3,221)
       Net loss on sale of marketable securities                                                117                         -
       Net (increase) decrease in current assets                                           (100,801)                   98,684
       Net decrease in current liabilities                                                  (54,490)                 (319,205)
                                                                                     --------------           ---------------

         Total adjustments                                                                   72,698                   466,898
                                                                                     --------------           ---------------

         Net cash provided by operating activities                                          351,715                   426,959
                                                                                     --------------           ---------------

Cash flows from investing activities:
   Purchase of investment property                                                                -                  (506,622)
   Proceeds from sale of investment property                                                202,885                   130,308
   Proceeds from sale of marketable securities                                                  633                         -
                                                                                     --------------           ---------------

         Net cash provided by (used in) investing activities                                203,518                  (376,314)
                                                                                     --------------           ---------------

Cash flows from financing activities:
   Proceeds from borrowing on notes payable - affiliate                                           -                   124,147
   Proceeds from borrowing on long-term debt                                                230,336                         -
   Principal payments on long-term debt                                                    (401,787)                  (81,258)
   Cash distributions to partners                                                          (209,625)                 (286,589)
                                                                                     --------------           ---------------

         Net cash used in financing activities                                             (381,076)                 (243,700)
                                                                                     --------------           ---------------

Net increase (decrease) in cash and cash equivalents                                        174,157                  (193,055)

Cash and cash equivalents at beginning of period                                             36,022                   336,360
                                                                                     --------------           ---------------

Cash and cash equivalents at end of period                                           $      210,179           $       143,305
                                                                                     ==============           ===============

Supplemental cash flow information:
   Interest paid during the period                                                   $       21,432           $        40,324
                                                                                     ==============           ===============

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Six Months Ended June 30, 1997 and June 30, 1996
                                   (Unaudited)

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

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At June 30, 1997 and December 31, 1996, the allowance for doubtful accounts included in rents receivable was $27,973 and $51,763, respectively. The allowance for doubtful accounts included in sales receivable was $14,773 and $11,100 at June 30, 1997 and December 31, 1996, respectively.

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3)   Investment Property

At June 30, 1997, the Partnership owned computer equipment with a depreciated cost basis of $758,714, subject to existing leases and equipment with a depreciated cost basis of $67,084 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Six Months Ended June 30, 1997 and June 30, 1996
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the six months ended June 30 are as follows:

                                                      1997              1996
                                                      ----              ----

Equipment acquisition fees                        $          -       $     14,756
Management fees                                         35,902             64,957
Reimbursable expenses paid                              80,367             82,964
                                                  ------------       ------------

                                                  $    116,269       $    162,677
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

(5)   Long-term Debt

Long-term debt at June 30, 1997 consists of one loan for $82,892 from Pullman Capital Corporation with an interest rate of 8.00% and four loans totaling $336,831 from Liberty Bank, one bearing interest at 9.00% and the three remaining loans bearing interest at 8.25%. The total outstanding debt balance is collateralized by equipment with a net book value of $579,296, and assignment of the related leases.

Maturities of long-term debt are as follows:

                       1997                   $      143,343
                       1998                          210,271
                       1999                           66,109
                                              --------------

                                              $      419,723
                                              ==============

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Six Months Ended June 30, 1997 and June 30, 1996
                                   (Unaudited)

(6)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At June 30, 1997, there are no marketable securities owned by the Partnership, therefore, there is no unrealized gain or loss included in partners' equity.

The fair value is based on currently quoted market prices. The cost basis and estimated fair value of the Partnership's marketable securities at June 30, 1997 and December 31, 1996, respectively, are as follows:

                                                                            June 30, 1997               December 31, 1996
                                                                       ------------------------     ---------------------------

                                                                       Cost           Fair          Cost               Fair
                                                                       Basis          Value         Basis              Value


Investment in Continental Information
     Systems Corporation Stock                                         $       -      $       -     $    750           $    600
                                                                       =========      =========     ========           ========

                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and six month periods ended June 30, 1997 compared to the same periods in 1996.

The Partnership realized net income of $82,875 and a net loss of $8,509 for the quarters ended June 30, 1997 and 1996, respectively. Rental income decreased by $25,468 or 7% between the three month periods. The decrease is primarily due to lower rental rates generated on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the size of the equipment portfolio. Other income is the result of the reduction of overstated liabilities recorded in prior periods. Interest income increased as a result of higher average short-term investment balances held during the current quarter. The net loss on sale of equipment in the current quarter is primarily due to sales of equipment carrying high net book values.

Total  costs and  expenses  decreased  $162,380  or 42%  between the three month periods. The decrease in costs and expenses is mainly due to the $130,147 decline in depreciation expense during the current quarter in comparison to the same period in 1996. The decrease in depreciation expense is due to a large portion of the equipment portfolio becoming fully depreciated and due to an overall reduction in the equipment portfolio. Interest expense decreased $12,477 as the Partnership continued to paydown the principle on long-term debt during the current quarter. Management fees decreased in correlation with the decline in rental income. General and administrative expenses remained relatively flat between the three month periods. A provision for doubtful accounts of $3,673 was established to reserve against delinquent rents receivable in the current quarter.

The Partnership realized net income of $279,017 and a net loss of $39,939 for the six month periods ended June 30, 1997 and 1996, respectively. Rental income decreased $228,176 or 27%. As discussed in the quarter analysis above, the decrease in rental income is primarily due to lower rental rates generated on equipment lease extensions and remarketings and due to a reduction in the overall equipment portfolio. Other income is the result of the reduction of overstated liabilities recorded in prior periods. Interest income increased between the six month periods as a result of higher average short-term balances held during the current six month period. The $101,630 net gain on sale of equipment is the result of sales of equipment carrying low net book values. The net loss on sale of marketable securities in 1997 reflects the below-cost sale of Continental Information systems Corporation stock. The stock had been received from the Trustee of the Liquidating Estate of CIS Corporation (the "Estate"), the former ultimate parent company of the General Partner, as part of a settlement of certain outstanding issues between the Partnership and the Estate.

                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Total costs and expenses decreased $410,266 or 47% between the six month periods. The decrease in costs and expenses is mainly due to the $334,827 or 49% decline in depreciation expense. As discussed in the quarter analysis above, the decrease in depreciation expense is due to a large portion of the equipment portfolio becoming fully depreciated and due to an overall reduction in the equipment portfolio. Interest expense decreased $24,771 as the Partnership continued to paydown the principle on its long-term debt during the six month period ended June 30, 1997. Management fees decreased between the six month periods due to the decline in rental income. General and administrative expenses increased $4,698 or 6% mainly due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner during the current year. The $20,117 reversal of provision for doubtful accounts is the result of successful collection efforts of delinquent rents receivable in 1997.

The Partnership recorded net income per Limited Partnership Unit of $2.81 and a net loss per Limited Partnership Unit of $0.39 for the quarters ended June 30, 1997 and 1996, respectively, and net income and a net loss of $9.88 and $1.57 for the six months ended June 30, 1997 and 1996, respectively. The allocation for the six months ended June 30, 1997 includes a cost recovery allocation of profit and loss among the General and Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the six months ended June 30, 1997, rental revenue generated from operating leases and proceeds from the sale of investment property were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

Rental income has continued to decrease due to two factors. First, lower rates are obtained on the remarketing of existing equipment upon expiration of the original leases. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the Partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or through a reduction in the rate of cash distributions. Future rental revenues amount to $1,131,315 and are to be received over the next five years.

                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

The Partnership's investing activities resulted in sales of equipment with a depreciated cost basis of $39,558, generating $202,885 in proceeds. Included in equipment sales is a $61,697 loss which was charged against the reserve, initially set up in a prior period to account for estimated losses on the ultimate disposition of equipment. The Partnership will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities resulted in proceeds from borrowing on long-term debt of $230,336. The Partnership's activities also included a paydown on long-term debt of $401,787. The Partnership will payoff its remaining long-term debt of $419,723 in 1999. Total debt assumed by the Partnership from inception is $14,500,441, for a total leverage of 43%.

Cash distributions are currently at an annual level of 5% per Limited Partnership Unit or $6.25 per Limited Partnership Unit on a quarterly basis. For the quarter ended June 30, 1997, the Partnership declared a cash distribution of $176,222, of which $6,059 was allocated to the General Partner and $170,163 was allocated to the Limited Partners. The distribution will be made on August 29, 1997. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                  June 30, 1997

Lessee

Carr  Separations,  Incorporated
Chrysler   Corporation
Coulter  Corporation
Cybersmith,  Incorporated
Dave's Custom Caps
H.J. Meyer  Company, Incorporated
Hughes Aircraft Company, Incorporated
Internet Access Company, Incorporated
J. Walter Thompson  Company
Jumbo Sports,  Incorporated
ON Technology  Corporation
Sero Company, Incorporated
UNIFI Communications, Inc.

Equipment Description                       Acquisition Price

Computer peripherals                         $      1,606,449
Processors & upgrades                                 985,775
Telecommunications                                    255,571
Other                                                 803,225
                                             ----------------

                                             $      3,651,020
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


Date:   August 13, 1997

By:     Arthur P. Beecher,
        President