Form 10-Q
period 1997-09-30
WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
filed 1997-11-10
CIK 825851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


Quarter Ended September 30, 1997                    Commission File No. 33-18859


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

                           ---------------------------


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


                                   INDEX                                                                           Page No.


Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1997 and December 31, 1996                                  3

                    Statements of Operations
                          Quarters Ended September 30, 1997 and 1996 and
                          Nine Months Ended September 30, 1997 and 1996                                            4

                    Statements of Cash Flows
                          Nine Months Ended September 30, 1997 and 1996                                            5

                    Notes to Financial Statements                                                                  6 - 8

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                      9 - 11

              Computer Equipment Portfolio                                                                         12

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                          13

              Signature                                                                                            14



                          PART I. FINANCIAL INFORMATION

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets                                         (Unaudited)              (Audited)
                                                                                      9/30/97                 12/31/96
                                                                                 ----------------        ----------------

Investment property, at cost (note 3):
   Computer equipment                                                            $      3,331,637        $      5,084,339
     Less accumulated depreciation                                                      2,591,455               3,807,667
                                                                                 ----------------        ----------------
       Investment property, net                                                           740,182               1,276,672

Cash and cash equivalents                                                                 215,198                  36,022
Rents receivable, net (note 2)                                                             15,590                  64,103
Sales receivable, net (note 2)                                                                800                   6,425
Accounts receivable - affiliates                                                           27,988                       -
Marketable securities (note 6)                                                                  -                     600
Other assets                                                                               41,267                   1,214
                                                                                 ----------------        ----------------

     Total assets                                                                $      1,041,025        $      1,385,036
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                    $        258,902        $        437,438
   Accounts payable and accrued expenses - affiliates (note 4)                             15,068                  28,097
   Accounts payable and accrued expenses                                                   51,076                 144,138
   Unearned rental revenue                                                                  5,135                  29,795
   Long-term debt, less current portion (note 5)                                           89,899                 153,736
                                                                                 ----------------        ----------------

     Total liabilities                                                                    420,080                 793,204
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                628,127                 610,700
     Cumulative cash distributions                                                       (623,188)               (611,699)
     Unrealized losses on marketable securities (note 6)                                        -                      (1)
                                                                                 ----------------        ----------------
                                                                                            5,939                       -
                                                                                 ----------------        ----------------
   Limited Partners (27,226 units):
     Capital contribution, net of offering costs                                       12,148,459              12,148,459
     Cumulative net income                                                                481,840                  84,457
     Cumulative cash distributions                                                    (12,015,293)            (11,640,935)
     Unrealized losses on marketable securities (note 6)                                        -                    (149)
                                                                                 ----------------        ----------------
                                                                                          615,006                 591,832
                                                                                 ----------------        ----------------
     Total partners' equity                                                               620,945                 591,832
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $      1,041,025        $      1,385,036
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                     Quarters Ended                         Nine Months Ended
                                                      September 30,                           September 30,
                                           --------------------------------       ----------------------------------
                                                 1997              1996                1997                1996
                                           --------------------------------       ----------------------------------

Revenue:
   Rental income                           $     228,436     $      384,183       $      833,123     $     1,217,046
   Other income                                   14,123                  -               51,800                   -
   Interest income                                 3,233                957                6,885               3,712
   Net gain (loss) on sale
     of equipment                                (18,666)               464               82,964               3,685
   Net loss on sale of
     marketable securities                             -                  -                 (117)                  -
                                           -------------     --------------       --------------     ---------------

       Total revenue                             227,126            385,604              974,655           1,224,443
                                           -------------     --------------       --------------     ---------------

Costs and expenses:
   Depreciation                                   50,408             71,238              400,027             755,684
   Interest                                        8,488             19,510               29,920              65,713
   Related party expenses (note 4):
     Management fees                              16,286             27,620               52,188              92,577
     General and administrative                   32,763             37,258              114,439             114,236
   (Reversal of) provision for
     doubtful accounts                           (16,612)            16,874              (36,729)             23,068
                                           -------------     --------------       --------------     ---------------

       Total costs and expenses                   91,333            172,500              559,845           1,051,278
                                           -------------     --------------       --------------     ---------------

Net income                                 $     135,793     $      213,104       $      414,810     $       173,165
                                           =============     ==============       ==============     ===============

Net income (loss) per Limited
   Partnership Unit                        $        4.72     $         3.21       $        14.60     $         (7.38)
                                           =============     ==============       ==============     ===============

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                           1997                     1996
                                                                                           ----                     ----

Cash flows from operating activities:
   Net income                                                                        $      414,810           $       173,165
                                                                                     --------------           ---------------

   Adjustments  to  reconcile  net  income  to net cash  provided by  operating activities:
       Depreciation                                                                         400,027                   755,684
       (Reversal of) provision for doubtful accounts                                        (36,729)                   23,068
       Net gain on sale of equipment                                                        (82,964)                   (3,685)
       Net loss on sale of marketable securities                                                117                         -
       Net decrease in current assets                                                        22,826                    47,635
       Net decrease in current liabilities                                                 (130,751)                 (478,587)
                                                                                     --------------           ---------------

         Total adjustments                                                                  172,526                   344,115
                                                                                     --------------           ---------------

         Net cash provided by operating activities                                          587,336                   517,280
                                                                                     --------------           ---------------

Cash flows from investing activities:
   Purchase of investment property                                                                -                  (506,622)
   Proceeds from sale of marketable securities                                                  633                         -
   Proceeds from sale of investment property                                                219,427                   130,772
                                                                                     --------------           ---------------

         Net cash provided by (used in) investing activities                                220,060                  (375,850)
                                                                                     --------------           ---------------

Cash flows from financing activities:
   Proceeds from borrowing on notes payable                                                       -                   223,600
   Principal payments on notes payable                                                            -                  (100,000)
   Proceeds from borrowing on long-term debt                                                230,336                   189,942
   Principal payments on long-term debt                                                    (472,709)                 (413,799)
   Cash distributions to partners                                                          (385,847)                 (358,236)
                                                                                     --------------           ---------------

         Net cash used in financing activities                                             (628,220)                 (458,493)
                                                                                     --------------           ---------------

Net increase (decrease) in cash and cash equivalents                                        179,176                  (317,063)

Cash and cash equivalents at beginning of period                                             36,022                   336,360
                                                                                     --------------           ---------------

Cash and cash equivalents at end of period                                           $      215,198           $        19,297
                                                                                     ==============           ===============

Supplemental cash flow information:
   Interest paid during the period                                                   $       29,920           $        59,461
                                                                                     ==============           ===============

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
           Nine Months Ended September 30, 1997 and September 30, 1996
                                   (Unaudited)

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

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1997 and December 31, 1996, the allowance for doubtful accounts included in rents receivable was $26,134 and $51,763, respectively. The allowance for doubtful accounts included in sales receivable was $0 and $11,100 at September 30, 1997 and December 31, 1996, respectively.

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3)   Investment Property

At September 30, 1997, the Partnership owned computer equipment with a depreciated cost basis of $724,817, subject to existing leases and equipment with a depreciated cost basis of $15,365 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
           Nine Months Ended September 30, 1997 and September 30, 1996
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30 are as follows:

                                                1997              1996
                                                ----              ----

Equipment acquisition fees                 $          -       $     14,756
Management fees                                  52,188             92,577
Reimbursable expenses paid                      108,829            105,609
                                           ------------       ------------

                                           $    161,017       $    212,942
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

 (5)  Long-term Debt

Long-term debt at September 30, 1997 consists of one loan for $62,784 from Pullman Capital Corporation with an interest at 8.00% and four loans totaling $286,017 from Liberty Bank, one bearing interest at 9.00% and the three remaining loans bearing interest at 8.25%. The total outstanding debt balance is collateralized by equipment with a net book value of $527,599, and assignment of the related leases.

Maturities of long-term debt are as follows:

                                    1997             $      72,421
                                    1998                   210,271
                                    1999                    66,109
                                                     -------------

                                                     $     348,801
                                                     =============

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
           Nine Months Ended September 30, 1997 and September 30, 1996
                                   (Unaudited)

(6)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At September 30, 1997, there are no marketable securities owned by the Partnership, therefore, there is no unrealized gain or loss included in partners' equity.

The fair value is based on currently quoted market prices. The cost basis and estimated fair value of the Partnership's marketable securities at September 30, 1997 and December 31, 1996, respectively, are as follows:

                                                                          September 30, 1997             December 31, 1996
                                                                       ------------------------     --------------------------

                                                                       Cost             Fair        Cost               Fair
                                                                       Basis            Value       Basis              Value


Investment in Continental Information
     Systems Corporation Stock                                         $     -          $     -     $   750            $   600
                                                                       =======          =======     =======            =======

                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine months ended September 30, 1997 compared to the same periods in 1996.

The Partnership realized net income of $135,793 and $213,104 for the quarters ended September 30, 1997 and 1996, respectively. Rental income decreased by $155,747 or 41% between the three month periods. The decrease is primarily due to lower rental rates generated on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the size of the equipment portfolio. Other income is the result of the reduction of overstated liabilities recorded in prior periods. Interest income increased as result of higher average short-term investment balances held during the current quarter. The net loss on sale of equipment in the current quarter is primarily due to sales of equipment carrying high net book values.

Total costs and expenses decreased $81,167 or 47% between the three month periods. The decrease in costs and expenses is mainly due to the decline in depreciation expense during the current quarter in comparison to the same period in 1996. The decrease in depreciation expense is due to a large portion of the equipment portfolio becoming fully depreciated and due to an overall reduction in the equipment portfolio. Interest expense decreased $11,022 as the Partnership continued paydown the principle on long-term debt during the current quarter. Management fees decreased in correlation with the decline in rental income. General and administrative expenses remained relatively flat between the three month periods. The $16,612 reversal of the provision for doubtful accounts in the current quarter is due to the successful collection efforts on delinquent accounts.

The Partnership realized net income of $414,810 and $173,165 for the nine month periods ended September 30, 1997 and 1996, respectively. Rental income decreased $383,923 or 32%. As discussed in the quarter analysis above, the decrease in rental income is primarily due to lower rental rates generated on equipment lease extensions and remarketings and due to a reduction in the overall equipment portfolio. Other income is the result of the reduction of overstated liabilities recorded in prior periods. Interest income increased between the nine month periods as a result of higher average short-term balances held during the current nine month period. The $82,964 net gain on sale of equipment is the result of sales of equipment carrying low net book values. The net loss on sale of marketable securities in 1997 reflects the below-cost sale of Continental Information Systems Corporation stock. The stock had been received from the Trustee of the Liquidating Estate of CIS Corporation (the "Estate"), the former ultimate parent company of the General Partner, as part of the settlement of certain outstanding issues between the Partnership and the Estate.

                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Total costs and expenses decreased $491,433 or 47% between the nine month periods. The decrease in costs and expenses is mainly due to the $355,657 or 47% decline in depreciation expense. As discussed in the quarter analysis above, the decrease in depreciation expense is due to a large portion of the equipment portfolio becoming fully depreciated and due to the overall reduction in the equipment portfolio. Interest expense decrease $35,793 as the Partnership continued to paydown the principle on its long-term debt during the nine month period ended September 30, 1997. Management fees decreased between the nine month periods due to the decline in rental income. General and administrative expenses remained relatively flat between the nine month periods. The $36,729 reversal of the provision for doubtful accounts is the result of successful collection efforts on delinquent accounts in 1997.


The Partnership recorded net income per Limited Partnership Unit of $4.72 and $3.21 for the quarters ended September 30, 1997 and 1996, respectively, and net income of $14.60 and a net loss of $7.38 for the nine months ended September 30, 1997 and 1996, respectively. The allocation for the nine months ended September 30, 1996 includes a cost recovery allocation of profit and loss among the General and Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the nine months ended September 30, 1997, rental revenue generated from operating leases and proceeds from the sale of investment property were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

Rental income has continued to decrease due to two factors. First, lower rates are obtained on the remarketing of existing equipment upon expiration of the original leases. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the Partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or through a reduction in the rate of cash distributions. Future rental revenues amount to $944,455 and are to be received over the next five years.

                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

The Partnership's investing activities resulted in sales of equipment with a depreciated cost basis of $31,113, generating $219,427 in proceeds. Included in equipment sales is a $167,576 loss which was charged against the reserve, initially set up in a prior period to account for estimated losses on the ultimate disposition of equipment. The Partnership will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities resulted in proceeds from borrowing on long-term debt of $230,336. The Partnership's activities also included a paydown on long-term debt of $472,709 . The Partnership will payoff its remaining long-term debt of $348,801 by 1999. Total debt assumed by the Partnership from inception is $14,500,441, for a total leverage of 43%.

Cash distributions are currently at an annual level of 5% per Limited Partnership Unit or $6.25 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1997, the Partnership declared a cash distribution of $173,212, of which $3,049 was allocated to the General Partner and $170,163 was allocated to the Limited Partners. The distribution will be made on November 26, 1997. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                               September 30, 1997

Lessee

Carr Separations, Incorporated
Chrysler Corporation
Coulter Corporation
Cybersmith, Incorporated
Dave's Custom Caps
H.J. Meyer Company, Incorporated
Hughes Aircraft Company, Incorporated
Internet Access Company, Incorporated
J. Walter Thompson Company
Jumbo Sports, Incorporated
ON Technology Corporation
Sero Company, Incorporated

Equipment Description                       Acquisition Price

Computer peripherals                         $      1,465,920
Processors & upgrades                                 899,542
Telecommunications                                    233,215
Other                                                 732,960
                                             ----------------

                                             $      3,331,637
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


Date:  November 7, 1997

By:    Arthur P. Beecher,
       President