Form 10-K
period 1997-12-31
WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
filed 1998-03-31
CIK 825851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



                   For the fiscal year ended December 31, 1997
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

                          ----------------------------

Securities registered pursuant to Section 12(b) of the Act                  None

                            ------------------------

Securities registered pursuant to
 Section 12(g) of the Act                   its of Limited Partnership Interests

                              ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X                 No
                         ---                   ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1998: Not applicable, since securities are non-voting.

                   Documents incorporated by reference: None.

                            Exhibit Index on Page: 38

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

                                     Part I
Item 1.  Business.

Wellesley Lease Income Limited Partnership IV (the "Partnership") is a limited partnership organized under the provisions of the Massachusetts Uniform Limited Partnership Act on November 9, 1987. As of December 31, 1997, the Partnership consisted of a General Partner and 1,667 Limited Partners owning 27,226 Units of Limited Partnership Interests of $500 each (the "Units"), except that employees of the Corporate General Partners of the General Partner and employees and securities representatives of its affiliates purchased 148 Units for a net price of $460 per Unit, and the Partnership incurred no obligation to pay any sales commissions with respect to such sales. The Units were sold commencing March 3, 1988, pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933. As set forth more fully at Item 10. Directors and Executive Officers of the Partnership. of this Report, the General Partner is Wellesley Leasing Partnership, and the General Partner has three Corporate General Partners (the "Corporate General Partners"): TLP Leasing Programs, Inc. ("TLP") and TLP Management Services Corporation ("TLPMS"), formerly CIS Management Services Corporation ("CISMS"), both Massachusetts corporations and Waddell & Reed Financial Services, Inc. ("Waddell & Reed", formerly TUP Services, Inc., "TUPS"), a Missouri corporation.

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

The Partnership has had a total of five closings. The closings occurred on May 18, 1988, July 11, 1988, September 16, 1988, October 31, 1988, and December 1,
1988 with 9,104,  5,545, 5,657, 3,640 and 3,280 units,  respectively.  Equipment purchased through December 31, 1997 is $33,688,384. At the end of 1997, there are 143 leases in place with 131 lessees. The acquisition of these leases and equipment is described more fully in Item 2. Properties. of this report and notes 3 and 4 to the financial statements included in Item 8. Financial Statements and Supplementary Data.

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

At December 31, 1997, the Partnership owned various computer equipment with an original cost basis of $2,974,475. Listed below is a breakdown of the various types of computer equipment owned:

             Computer peripherals                         $     1,308,769
             Processors & upgrades                                803,108
             Telecommunications                                    89,234
             Other                                                773,364
                                                          ---------------

                                                          $     2,974,475
                                                          ===============

Of the leases in place at December 31, 1997, the average lease term is 26 months and the average monthly lease rate as a percentage of original equipment cost is 1.90%.

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

7. Defaults by Lessees. Default by a lessee may cause equipment to be returned to the Partnership at a time when the General Partner may be unable to promptly arrange for its re-leasing (at the rental rate previously received or otherwise) or sale (with or without a loss), thus resulting in the loss of anticipated revenues and the inability to recover the Partnership's investment and repay related debt. Any related debt may be secured by the returned equipment and, in some cases, by the Partnership's other equipment. If the debt is not paid in a timely manner, the lender may foreclose and assume ownership of all equipment securing the debt, resulting in economic loss and adverse tax consequences to the Partnership's partners. Four lessees, Carr Separations, Incorporated, Cybersmith, Incorporated, Halliburton Company and ON Technology Corporation, lease equipment in excess of 10% of total rental income for the year ended December 31, 1997. The related rental payments comprise 13.29%, 15.53%, 11.07% and 12.27%, respectively, of total rental income for the year ended December 31, 1997. Carr Separations, Incorporated, Cybersmith, Incorporated, Halliburton Company and ON Technology Corporation lease equipment comprising 11.90%, 10.03%, 9.47% and 11.97%, respectively, of the total equipment portfolio at December 31, 1997.

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

Item 2.  Properties.

At December 31, 1997, the Partnership owned computer equipment with a depreciated cost basis of $618,660, subject to 143 existing leases with 131 different lessees, and equipment held in inventory, awaiting re-lease or sale, with a depreciated cost basis of $13,968. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     Part II

Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

(a)  Market Information

The Partnership's outstanding securities consist of Limited Partnership Interests in Units of $500 each. As of December 31, 1997, 27,226 Units had been sold to the public at a price of $500 per Unit (except for 148 Units which were sold for a net price of $460 per Unit to employees of the Corporate General Partners of the General Partner and employees and securities representatives of its affiliates).

There is no public market for the Units, and it is not anticipated that such a public market will develop.

(b)  Approximate Number of Security Holders


                                      Number of Unit                         Number of Units
                                     holders on Record                             as of
 Title of Class                        as of 12/31/97                             12/31/97



    Units of
    Limited
    Partnership
    Interests                              1,667                                    27,226


(c)  Dividend History and Restrictions

During the fiscal period ended December 31, 1988, the Partnership had five closings with 27,226 Units. Pursuant to Section 8 of the Limited Partnership Agreement, the Partnership's "Distributable Cash From Operations" for each year will be determined and then distributed to the Partners. Upon reaching the end of its reinvestment period (the seventh anniversary of the Partnership's final closing date), the Partnership will also distribute to the Partners "Distributable Cash From Sales or Refinancings", if any. The Partnership distributed $544,521, $442,423 and $1,157,104 to the Limited Partners and $14,538, $23,285 and $60,899 to the General Partners in 1997, 1996 and 1995,
respectively. The cumulative cash distributions to the Limited Partners through December 31, 1997 are $12,185,456 as compared with the Limited Partners' net contributed capital of $12,148,459.

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

Each distribution of Distributable Cash From Operations of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Any
Distributable Cash From Sales or Refinancings from gains and losses shall be allocated 99% to the Limited Partners and 1% to the General Partner until "Payout" has occurred. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 10% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Including the distribution for the fourth quarter of 1997 made February 27, 1998, cumulative distributions to date are $448.38 per unit. This cumulative distribution per unit amount represents 15.74% of "Payout". After Payout has occurred, any Distributable Cash From Sales or Refinancings will be distributed 15% (plus an additional 1% for each 1% by which the total of all Limited Partners' original Capital Contributions actually paid or allocated to the Partnership's investment in equipment exceeds the greater of
(i) 80% of the gross proceeds of the Partnership's offering of Units, reduced by 0.0625% for each 1% of leverage encumbering Partnership equipment, or (ii) 75% of the gross proceeds of such offering) to the General Partner, and the remainder to the Limited Partners. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

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

                                                          For the Years Ended December 31,
                                                1997             1996               1995               1994                 1993
                                          ------------------------------------------------------------------------------------------

Operating Data
   Rental Income                          $      1,014,193  $     1,617,165     $     1,697,214  $     2,759,929    $      3,997,157
   Interest Income                                  11,518            6,844              23,035           30,708              34,787
   Net Income (Loss)                               494,730          463,920            (347,598)        (614,313)            203,727
   Net Income (Loss) Per Limited
       Partnership Unit                              17.64           12.12               (12.64)         (24.02)                4.33

Balance Sheet Data

   Cash and Cash Equivalents              $        166,324  $        36,022     $       336,360  $       843,110    $        959,487
   Computer Equipment at Cost                    2,974,475        5,084,339           7,388,216        8,169,287          13,518,961
   Total Assets                                    859,826        1,385,036           2,239,549        3,064,038           5,366,699
   Long-term Debt                                  276,379          591,174             960,503          668,195             648,751
   Distributions to Partners                       559,059          465,708           1,218,003        1,719,537           1,719,536
   Distributions Per Limited
     Partnership Unit                                20.00            16.25               42.50            60.00               60.00
   Partners' Equity                                527,653          591,832             592,951        2,159,371           4,493,221


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

Results of Operations

The following discussion relates to Partnership's operations for the year ended December 31, 1997, in comparison to the years ended December 31, 1996 and 1995.

The Partnership realized net income of $494,730 and $463,920 and a net loss of $347,598 for the years ended December 31, 1997, 1996 and 1995, respectively. Rental income decreased $602,972 or 37% and $80,049 or 5% in 1995 and 1996, respectively. The decrease in rental income each year is primarily due to lower rental rates obtained on equipment lease extensions and remarketings after the initial lease term expires and a net reduction in the overall size of the equipment portfolio. Other income in the current year is the result of a settled bankruptcy claim. Interest income increased in the current year as a result of higher average short-term investment balances held during 1997, versus the prior year in which interest income decreased due to the lower average short-term balances held. The recovery of net unsecured pre-petition claim of $10,757 for the year ended December 31, 1995 was the result of the receipt of the Trustee's distributions on the fully reserved net unsecured pre-petition receivable, in the original amount of $37,470 (for further discussion refer to note 9 to the financial statements). The recovery relates to the receipt of the second and final Trustee's distribution comprised of cash and stock, along with the second quarter of 1995 establishment of the carrying value of the stock received in the December 27, 1994 distribution. The net loss on sale of marketable securities in 1997 and 1996 reflects the sale of stock that had been received from the Trustee. The increase in net gain on sale of equipment each year can be attributed to the overall increase in the sales of equipment carrying low net book values.

Total costs and expenses decreased $464,673 or 39% and $930,067 or 44% in 1997 and 1996, respectively, compared to prior periods. The decrease in costs and expenses each year is primarily the result of lower depreciation expense. The decrease in depreciation expense each year is due to a large portion of the equipment portfolio becoming fully depreciated and a reduction in the overall equipment portfolio. Included in depreciation expense in 1997, 1996 and 1995 is a reversal of a provision for $25,000 and $275,000, and a provision for
$700,541, respectively, to properly reflect the equipment portfolio's net realizable value for each year. Interest expense decreased due to the continued paydown of long-term debt. Such debt was used to finance equipment lease transactions. Management fees decreased in the current year as a result of the decrease in rental income. General and administrative expenses remained relatively flat between 1997 and 1996. The reversal of provision for doubtful accounts in the current year due to successful collection efforts on delinquent accounts, versus the prior year in which the provision for doubtful accounts of $23,068 is due to an increase in potential uncollectible rents receivable.

The Partnership recorded a net income (loss) per Limited Partnership Unit of $17.64, $12.12 and $(12.64) for the years ended December 31, 1997, 1996 and
1995, respectively. The allocation for the year ended

December 31, 1996 includes a cost recovery allocation of profit and loss among the General and Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the year ended December 31, 1997, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

Rental income has continued to decrease due to two factors. First, lower rates are obtained on the remarketing of existing equipment upon expiration of the original leases. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the Partnership's ability to meet its future cash requirements, including long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or through a reduction in the rate of cash distributions. Future rental revenues amount to $782,477 and are to be received over the next four years (for further discussion, refer to note 4 to the financial statements).

The Partnership's investing activities for the year resulted in equipment sales with a net depreciated cost basis of $136,463, generating $264,085 in proceeds. Included in net depreciated cost basis is a $167,576 loss which was charged against the reserve, initially set up in a prior period to account for estimated losses on the ultimate disposition of equipment. The Partnership will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities resulted in proceeds from borrowing on long-term debt of $230,336. The Partnership activities also included a paydown on long-term debt during 1997 of $545,131. The Partnership will payoff its remaining long-term debt of $276,379 by 1999. Total debt assumed by the Partnership from inception is $14,500,441, for a total leverage of 43%.

Cash distributions paid in the first quarter of 1998 are currently at an annual level of 4% per Limited Partnership Unit, or $20.00 per Limited Partnership Unit. During 1997, the Partnership distributed a total of $20.00 per Limited Partnership Unit, of which $17.64 per Unit represents income and $2.36 per Unit represents a return of capital. For the quarter ended December 31, 1997, the Partnership declared a cash distribution of $141,426, of which $5,296 was distributed to the General Partner and $136,130 was distributed to the Limited Partners. The distribution subsequently occurred on February 27, 1998. The Partnership expects to continue paying distributions at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                          Independent Auditors' Report




The Partners of Wellesley Lease Income Limited Partnership IV:

We have audited the accompanying balance sheets of Wellesley Lease Income Limited Partnership IV (a Massachusetts Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedule II for each of the years in the three-year period ended December 31, 1997. These financial statements and this financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wellesley Lease Income Limited Partnership IV as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                                           KPMG Peat Marwick LLP



Boston, Massachusetts
March 20, 1998


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets
                           December 31, 1997 and 1996

                                     Assets
                                                                                       1997                   1996
                                                                                 ----------------        ----------------

Investment property, at cost (notes 3, 4, and 7):
   Computer equipment                                                            $      2,974,475        $      5,084,339
     Less accumulated depreciation                                                      2,341,847               3,807,667
                                                                                 ----------------        ----------------
       Investment property, net                                                           632,628               1,276,672

Cash and cash equivalents                                                                 166,324                  36,022
Rents receivable, net (note 2)                                                             22,796                  64,103
Account receivable - affiliates                                                             2,456                       -
Other assets                                                                               35,622                   1,214
Sales receivable, net (note 2)                                                                  -                   6,425
Marketable securities (notes 2 and 8)                                                           -                     600
                                                                                 ----------------        ----------------

     Total assets                                                                $        859,826        $      1,385,036
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 7)                                    $        210,270        $        437,438
   Accounts payable and accrued expenses - affiliates (note 5)                             12,017                  28,097
   Accounts payable and accrued expenses                                                   38,799                 144,138
   Unearned rental revenue                                                                  4,978                  29,795
   Long-term debt, less current portion (note 7)                                           66,109                 153,736
                                                                                 ----------------        ----------------

     Total liabilities                                                                    332,173                 793,204
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                625,237                 610,700
     Cumulative cash distributions                                                       (626,237)               (611,699)
     Unrealized losses on marketable securities (note 8)                                        -                      (1)
                                                                                 ----------------        ----------------
                                                                                                -                       -
                                                                                 ----------------        ----------------
   Limited Partners (27,226 units):
     Capital contribution, net of offering costs                                       12,148,459              12,148,459
     Cumulative net income                                                                564,650                  84,457
     Cumulative cash distributions                                                    (12,185,456)            (11,640,935)
     Unrealized losses on marketable securities (note 8)                                        -                    (149)
                                                                                 ----------------        ----------------
                                                                                          527,653                 591,832
                                                                                 ----------------        ----------------
     Total partners' equity                                                               527,653                 591,832
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $        859,826        $      1,385,036
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                  Years Ended December 31, 1997, 1996 and 1995


                                                                 1997                     1996                    1995
                                                            ---------------          --------------         ---------------

Revenue:
   Rental income                                            $     1,014,193          $    1,617,165         $     1,697,214
   Other income                                                      62,763                       -                  31,147
   Interest income                                                   11,518                   6,844                  23,035
   Recovery of net unsecured pre-petition
     claim (note 9)                                                       -                       -                  10,757
   Net loss on sale of marketable securities                           (117)                   (947)                      -
   Net gain on sale of equipment                                    127,572                  26,730                   6,188
                                                            ---------------          --------------         ---------------

       Total revenue                                              1,215,929               1,649,792               1,768,341
                                                            ---------------          --------------         ---------------

Costs and expenses:
   Depreciation (note 2)                                            507,531                 804,769               1,817,022
   Interest                                                          36,907                  82,349                  51,258
   Related party expenses (note 5):
     Management fees                                                 64,791                 123,488                 111,231
     General and administrative                                     148,848                 152,198                 129,883
   (Reversal of) provision for doubtful accounts                    (36,878)                 23,068                   6,545
                                                            ---------------          --------------         ---------------

       Total costs and expenses                                     721,199               1,185,872               2,115,939
                                                            ---------------          --------------         ---------------

Net income (loss)                                           $       494,730          $      463,920         $      (347,598)
                                                            ===============          ==============         ===============

Net income (loss) per
   Limited Partnership Unit                                 $         17.64          $        12.12         $        (12.64)
                                                            ===============          ==============         ===============

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                                            Statements of Partners' Equity (Deficit)
                                          Years Ended December 31, 1997, 1996 and 1995


                                                             General              Limited
                                                             Partner              Partners              Total


Equity (deficit) at
    December 31, 1994                                  $         (46,291)    $      2,205,662    $        2,159,371

Net loss                                                          (3,476)            (344,122)             (347,598)

Cash distributions                                               (60,899)          (1,157,104)           (1,218,003)

Unrealized losses on marketable
    securities (note 8)                                               (8)                (811)                 (819)
                                                       -----------------     ----------------    ------------------

Equity (deficit) at
    December 31, 1995                                           (110,674)             703,625               592,951

Net income                                                       133,952              329,968               463,920

Cash distributions                                               (23,285)            (442,423)             (465,708)

Reduction of unrealized losses on
    marketable securities (note 8)                                     7                  662                   669
                                                       -----------------     ----------------    ------------------

Equity at
    December 31, 1996                                                  -              591,832               591,832

Net income                                                        14,537              480,193               494,730

Cash distributions                                               (14,538)            (544,521)             (559,059)

Reduction of unrealized losses on
    marketable securities (note 8)                                     1                  149                   150
                                                       -----------------     ----------------    ------------------

Equity at
    December 31, 1997                                  $               -     $        527,653    $          527,653
                                                       =================     ================    ==================

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                  Years Ended December 31, 1997, 1996 and 1995

                                                                            1997                1996                 1995
                                                                            ----                ----                 ----

Cash flows from operating activities:
   Net income (loss)                                                 $       494,730     $        463,920     $       (347,598)
                                                                     ---------------     ----------------     ----------------

   Adjustments to reconcile  net income (loss) to net
     cash provided by operating activities:
       Depreciation                                                          507,531              804,769            1,817,022
       (Reversal of) provision for doubtful accounts                         (36,878)              23,068                6,545
       Net gain on sale of equipment                                        (127,572)             (26,730)              (6,188)
       Net loss on sale of marketable securities                                 117                  947                    -
       Net decrease (increase) in current assets                              47,746               90,078              (30,042)
       Net (decrease) increase in current liabilities                       (146,236)            (484,065)             449,623
                                                                     ---------------     ----------------     ----------------

         Total adjustments                                                   244,708              408,067            2,236,960
                                                                     ---------------     ----------------     ----------------

         Net cash provided by operating activities                           739,438              871,987            1,889,362
                                                                     ---------------     ----------------     ----------------

Cash flows from investing activities:
   Purchase of investment property                                                 -             (506,622)          (1,747,497)
   Proceeds from sale of investment property                                 264,085              165,568              277,080
   Proceeds from sale of marketable securities                                   633                3,766                    -
                                                                     ---------------     ----------------     ----------------

         Net cash provided by (used in)
           investing activities                                              264,718             (337,288)          (1,470,417)
                                                                     ---------------     ----------------     ----------------

Cash flows from financing activities:
   Proceeds from borrowings on notes payable                                       -              223,600                    -
   Principal payments on notes payable                                             -             (223,600)                   -
   Proceeds from borrowings on long-term debt                                230,336              189,942              645,188
   Principal payments on long-term debt                                     (545,131)            (559,271)            (352,880)
   Cash distributions to partners                                           (559,059)            (465,708)          (1,218,003)
                                                                     ---------------     ----------------     ----------------

         Net cash used in financing activities                              (873,854)            (835,037)            (925,695)
                                                                     ---------------     ----------------     ----------------

Net increase (decrease) in cash and cash equivalents                         130,302             (300,338)            (506,750)

Cash and cash equivalents at beginning of year                                36,022              336,360              843,110
                                                                     ---------------     ----------------     ----------------

Cash and cash equivalents at end of year                             $       166,324     $         36,022     $        336,360
                                                                     ===============     ================     ================

Supplemental cash flow information:
   Interest paid during the year                                     $        36,907     $         73,371     $         51,258
                                                                     ===============     ================     ================

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

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

Pursuant to the terms of the Amended Agreement of Limited Partnership, Distributable Cash From Operations and Profits for federal income tax and financial reporting purposes from normal operations of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Further, gains on sales of equipment occurring after the reinvestment period end shall be allocated first to eliminate negative capital accounts, if any, and second 99% to the Limited Partners and 1% to the General Partner until "Payout". "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 10% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Losses for federal income tax and financial reporting purposes from normal operations and any Distributable Cash From Sales or Refinancings from gains and losses shall be allocated 99% to the Limited Partners and 1% to the General Partner until Payout has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. In addition, special cost recovery allocations may be required to reflect the differing initial capital contributions of the General Partner and the Limited Partners. The Partnership's books and records are in accordance with the terms of the Amended Agreement of Limited Partnership. Including the distribution for the fourth quarter of 1997 made February 27, 1998, cumulative distributions to date is $448.38 per unit. This cumulative distribution per Unit amount represents 15.74% of Payout. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

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

Depreciation on investment property purchased prior to January 1, 1993 is provided using a straight-line basis, generally over a five year period. For equipment purchased on or after January 1, 1993, depreciation is provided using a straight-line basis, over a four year period. The Partnership's policy is to periodically review the estimated fair market value of its equipment to assess the recoverability of its undepreciated cost. In accordance with this policy, the Partnership records a charge to depreciation expense in instances when the net book value of equipment exceeds its net realizable value. Included in depreciation expense in 1997, 1996 and 1995 is a reversal of a provision for $25,000 and $275,000 and a provision for $500,000, respectively, to properly reflect the equipment portfolio's net realizable value. Routine maintenance and repairs are expensed as incurred. Major betterments and enhancements are capitalized and depreciated in accordance with the Partnership's depreciation policy.

Cash and Cash Equivalents

The  Partnership  considers  cash  and  short-term   investments  with  original
maturities of three months or less to be cash and cash equivalents.

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At December 31, 1997 and 1996, the allowance for doubtful accounts included in rents receivable was $25,985 and $51,763, respectively, and $0 and $11,100 in sales receivable, respectively.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

Marketable Securities

The marketable securities are stated at fair value at the balance sheet date and consist of shares of common stock in Continental Information Systems Corporation ("CISC") received by the Partnership in the distributions made December 27, 1994 and July 20, 1995 by the Trustee of the Liquidating Estate of CIS Corporation, et al, ("the Trustee"), with respect to the outstanding net unsecured pre-petition claim. During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis. Unrealized gains and losses are recorded directly in partners' equity except those losses that are deemed to be other than temporary, which would be reflected in income (see note 8).

Income Taxes

No provision for federal income taxes has been made as the liability for such taxes is that of the Partners rather than that of the Partnership. Taxable income (loss), as reported on Schedule K-1, Form 1065 "Partner's Share of Income, Credits, Deductions, etc.", was $251,852, $136,436 and $(381,970) in 1997, 1996 and 1995, respectively (see note 6).

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3)   Investment Property

At December 31, 1997, the Partnership owned computer equipment with a depreciated cost basis of $618,660, subject to existing leases and equipment with a depreciated cost basis of $13,968 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(4)   Leases

Description of leasing arrangements:

Operations consist primarily of leasing computer equipment. All equipment leases are classified as operating leases and expire over the next four years.

Minimum lease payments scheduled to be received in the future under existing noncancelable operating leases are as follows:

                                1998                    $       604,676
                                1999                             97,641
                                2000                             56,238
                                2001                             23,922
                                                        ---------------

                                                        $       782,477
                                                        ===============

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

The following schedule provides an analysis of the cost of capital equipment by major classes as of December 31, 1997:

                 Computer peripherals                         $     1,308,769
                 Processors & upgrades                                803,108
                 Telecommunications                                    89,234
                 Other                                                773,364
                                                              ---------------

                                                              $     2,974,475
                                                              ===============

Four lessees, Carr Separations, Incorporated, Cybersmith, Incorporated, Halliburton Company and ON Technology Corporation, lease equipment in excess of 10% of total rental income for the year ended December 31, 1997. The related rental payments comprise 13.29%, 15.53%, 11.07% and 12.27%, respectively, of total rental income for the year ended December 31, 1997. Carr Separations, Incorporated, Cybersmith, Incorporated, Halliburton Company and ON Technology Corporation lease equipment comprising 11.90%, 10.03%, 9.47% and 11.97%, respectively, of the total equipment portfolio at December 31, 1997.

(5)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the years ended December 31, 1997, 1995 and 1994 are as follows:


                                                1997               1996                1995
                                                ----               ----                ----

Equipment acquisition fees                  $          -        $     14,756        $     50,898
Management fees                                   64,791             123,488             111,231
Reimbursable expenses paid                       142,774             149,711             119,878
                                            ------------        ------------        ------------

                                            $    207,565        $    287,955        $    282,007
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

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(6)   Reconciliation of Financial Statement Net Income (Loss) to Taxable  Income
      (Loss) to Partners

A  reconciliation  of financial  statement net income  (loss) to taxable  income
(loss) to partners is as follows for the years ended December 31, 1997, 1996 and 1995:

                                                                                  1997               1996                1995
                                                                                  ----               ----                ----

      Net income (loss) per financial statements                              $      494,730      $     463,920      $    (347,598)

      Provision for doubtful accounts expense for financial
           statement purposes (less than) in excess of provision
           for doubtful accounts expense for tax purposes                            (36,878)            23,068             (8,118)

      Depreciation expense for financial statement purposes
           (less than) in excess of depreciation expense for
           tax purposes                                                              (97,016)          (249,510)           500,855

      Net gain on sale of equipment for financial statement
           purposes in excess of net gain on sale of equipment
           for tax purposes                                                         (108,984)          (101,042)          (527,109)
                                                                              --------------      -------------      -------------

      Taxable income (loss) to partners                                       $      251,852      $     136,436      $    (381,970)
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

(7)   Long-term Debt

Long-term debt at December 31, 1997 consist of one loan for $42,272 from Pullman Capital Corporation with an interest rate of 8.00% and four loans totaling $234,107 from Liberty Bank, one bearing interest at 9.00% and the three remaining loans bearing interest at 8.25%. The total outstanding debt balance is collateralized by equipment with a net book value of $475,902 and assignment of the related leases.

Maturities of long-term debt are as follows:

                                     1998                   $      210,270
                                     1999                           66,109
                                                            --------------

                                                            $      276,379
                                                            ==============

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(8)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At December 31, 1997 there are no marketable securities owned by the Partnership, therefore, there is no unrealized gain or loss included in partners' equity.

The fair value is based on currently quoted market prices. The cost basis and estimated fair value of the Partnership's marketable securities at December 31, 1997 and 1996, respectively, are as follows:

                                                                                1997                             1996
                                                                       ------------------------         --------------------
                                                                       Cost           Fair              Cost           Fair
                                                                       Basis          Value             Basis          Value


Investment in Continental Information
     Systems Corporation Stock                                         $       -      $       -         $  750        $  600
                                                                       =========      =========         ======        ======

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


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)




Schedule II - Valuation and Qualifying Accounts and Reserves


                                                          Additions charged
                                      Balance at           to (recoveries                                       Balance
                                      beginning            credited from)                                       at end
Classification                          of year           costs and expenses            Charge-offs             of year



Year ended
December 31, 1995                  $         47,913        $         (4,212)        $          3,906        $          39,795
                                   ================        ================         ================        =================

Year ended
December 31, 1996                  $         39,795        $         23,068         $              -        $          62,863
                                   ================        ================         ================        =================

Year ended
December 31, 1997                  $         62,863        $        (36,878)        $              -        $          25,985
                                   ================        ================         ================        =================

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                December 31, 1997

Lessee

Carr Separation, Incorporated
Chrysler Corporation
Cincinnati Gas & Electric Company
Coulter Corporation
Cybersmith, Incorporated
Dave's Custom Caps
H.J. Meyers Company, Incorporated
Halliburton Company
Hughes Aircraft Company, Incorporated
J. Walter Thompson Company
Jumbo Sports, Incorporated
ON Technology Corporation
Sero Company, Incorporated
The Internet Access Company, Incorporated

Equipment Description                                 Acquisition Price

Computer peripherals                                   $      1,308,769
Processors & upgrades                                           803,108
Telecommunications                                               89,234
Other                                                           773,364
                                                       ----------------

                                                       $      2,974,475
                                                       ================


Exhibit 11      WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

          Computation of Net Income (Loss) per Limited Partnership Unit
                  Years Ended December 31, 1997, 1996 and 1995

                                                                             1997               1996                 1995
                                                                             ----               ----                 ----

Net income (loss)                                                     $      494,730     $        463,920     $       (347,598)

Gain on sale                                                                (127,572)             (26,730)              (8,470)
Loss on sale                                                                     117                    -                2,282
Special cost recovery allocation                                                   -                 (819)                   -
                                                                      --------------     ----------------     ----------------

Available income (loss) from operations                                      367,725              436,371             (353,786)
                                                                      --------------     ----------------     ----------------

Allocations to General Partner:
   Income (loss) from operations                                              13,262               21,859               (3,538)
   Gain on sale                                                                1,276              112,101                   85
   Loss on sale                                                                   (1)                   -                  (23)
   Special cost recovery allocation                                                -                   (8)                   -
                                                                      --------------     ----------------     ----------------

Income (loss) allocated to General Partner                                    14,537              133,952               (3,476)
                                                                      --------------     ----------------     ----------------

Income (loss) allocated to Limited Partners                           $      480,193     $        329,968     $       (344,122)
                                                                      ==============     ================     ================

Number of Limited Partnership Units                                           27,226               27,226               27,226

Net income (loss) per Limited Partnership Unit                        $        17.64     $          12.12     $         (12.64)
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


TLP and TLPMS

          Name                                                       Title                                             Age

Nicholas C. Bogard                                 Director                                                            52
Arthur P. Beecher                                  Director, President, and Clerk                                      60
Nancy E. Malone                                    Vice President, Lease Financing                                     39
Irene V. King                                      Vice President, Satellite Operations                                50
Joseph P. Colonna                                  Vice President, Marketing                                           39

Waddell & Reed

          Name                                                       Title                                             Age

Keith A. Tucker                                    President, Chief Executive Officer                                  53
                                                      and Director
Robert L. Hechler                                  Vice President, Chief Operations Officer,                           61
                                                      Treasurer and Director
Henry J. Herrmann                                  Vice President, Chief Investment Officer                            55
                                                      and Director
Robert J. Williams, Jr.                            Vice President and National Sales Manager                           53
Sharon K. Pappas                                   Vice President, Secretary                                           39
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

Arthur P. Beecher is President, Director and Clerk of TLP and TLPMS. Prior to joining TLP, he was an officer of CSA Financial Corp. of Boston, Massachusetts, most recently as Vice President, Finance and Administration since 1975. Mr. Beecher holds a B.S. from Boston University and is a Certified Public Accountant.

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

Item 11.  Management Remuneration and Transactions.

(a), (b), (c), (d), and (e): The Officers and Directors of the Corporate General Partners receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the Corporate General Partners. There exists no remuneration plan or arrangement with any Officer or Director of the Corporate General Partners resulting from the resignation, retirement or any other termination. See note 5 to the financial statements included in Item 8. of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates during 1997, 1996 and 1995.

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

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 27,226 outstanding Limited Partnership Units as of December 31, 1997.

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


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K: None.

   (a) 1. Financial Statements                                                                                    Page No.

          Independent Auditors' Report                                                                            16
          Balance Sheets at December 31, 1997 and 1996                                                            17
          Statements of Operations
             Years Ended December 31, 1997, 1996 and 1995                                                         18
          Statements of Partners' Equity (Deficit)
             Years Ended December 31, 1997, 1996 and 1995                                                         19
          Statements of Cash Flows
             Years Ended December 31, 1997, 1996 and 1995                                                         20
          Notes to Financial Statements                                                                           21 - 27


       2. Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts and Reserves                                            28

          All other financial  statement  schedules are omitted because they are
          not  applicable,  the  data  is  not  significant,   or  the  required
          information is shown elsewhere in this report.

          Computer Equipment Portfolio (Unaudited)                                                                29


       3. Exhibit Index

          11  Statement regarding computation of net income (loss) per Limited Partnership Unit                   30

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


Date:  March 27, 1998

By:    Arthur P. Beecher,
       President