Form 10-Q
period 1998-03-31
WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
filed 1998-05-15
CIK 825851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended March 31, 1998                    Commission File No. 33-18859


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
             (Exact name of registrant as specified in its charter)


   Massachusetts                                                      04-2985041
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                  ntification No.)


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


                                     INDEX                                                                         Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of March 31, 1998 and December 31, 1997                                      3

                    Statements of Operations
                         Quarters Ended March 31, 1998 and 1997                                                    4

                    Statements of Cash Flows
                         Quarters Ended March 31, 1998 and 1997                                                    5

                    Notes to Financial Statements                                                                  6 - 7

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                      8 - 9

              Computer Equipment Portfolio                                                                         10

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                          11

              Signature                                                                                            12


                          PART I: FINANCIAL INFORMATION

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets                                        (Unaudited)               (Audited)
                                                                                      3/31/98                 12/31/97
                                                                                 ----------------        ----------------
Investment property, at cost (note 3):
   Computer equipment                                                            $      2,964,287        $      2,974,475
     Less accumulated depreciation                                                      2,463,295               2,341,847
                                                                                 ----------------        ----------------
       Investment property, net                                                           500,992                 632,628

Cash and cash equivalents                                                                  90,208                 166,324
Rents receivable, net (note 2)                                                             20,901                  22,796
Account receivable - affiliates                                                               486                   2,456
Other assets                                                                               30,279                  35,622
                                                                                 ----------------        ----------------

     Total assets                                                                $        642,866        $        859,826
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                    $        160,645        $        210,270
   Accounts payable and accrued expenses - affiliates (note 4)                             16,157                  12,017
   Accounts payable and accrued expenses                                                   51,598                  38,799
   Unearned rental revenue                                                                  5,899                   4,978
   Long-term debt, less current portion (note 5)                                           41,780                  66,109
                                                                                 ----------------        ----------------

     Total liabilities                                                                    276,079                 332,173
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                630,533                 625,237
     Cumulative cash distributions                                                       (631,533)               (626,237)
                                                                                 ----------------        ----------------
                                                                                                -                       -
                                                                                 ----------------        ----------------
   Limited Partners (27,226 units):
     Capital contribution, net of offering costs                                       12,148,459              12,148,459
     Cumulative net income                                                                540,086                 564,650
     Cumulative cash distributions                                                    (12,321,758)            (12,185,456)
                                                                                 ----------------        ----------------
                                                                                          366,787                 527,653
                                                                                 ----------------        ----------------
     Total partners' equity                                                               366,787                 527,653
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $        642,866        $        859,826
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                     Quarters Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                                       1998                     1997
                                                                                -----------------        ----------------

Revenue:
   Rental income                                                                $         168,945        $        254,428
   Other income                                                                                 -                  26,713
   Interest income                                                                          1,188                   1,379
   Net gain on sale of equipment                                                            2,079                 157,008
   Net loss on sale of marketable securities                                                    -                    (117)
                                                                                -----------------        ----------------

       Total revenue                                                                      172,212                 439,411
                                                                                -----------------        ----------------

Costs and expenses:
   Depreciation                                                                           130,750                 198,429
   Interest                                                                                 5,455                  11,055
   Related party expenses (note 4):
     Management fees                                                                       12,756                  14,766
     General and administrative                                                            37,680                  42,809
   Provision for (reversal of) doubtful accounts                                            4,836                 (23,790)
                                                                                -----------------        ----------------

       Total costs and expenses                                                           191,477                 243,269
                                                                                -----------------        ----------------

Net income (loss)                                                               $         (19,265)       $        196,142
                                                                                =================        ================

Net income (loss) per Limited Partnership Unit                                  $           (0.71)       $           7.07
                                                                                =================        ================

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                     Quarters Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                                       1998                    1997
                                                                                -----------------        ----------------

Cash flows from operating activities:
   Net income (loss)                                                            $         (19,265)       $        196,142
                                                                                -----------------        ----------------

   Adjustments to reconcile  net income (loss) to net cash
     provided by operating activities:
       Depreciation                                                                       130,750                 198,429
       Provision for (reversal of) doubtful accounts                                        4,836                 (23,790)
       Net gain on sale of equipment                                                       (2,079)               (157,008)
       Net loss on sale of marketable securities                                                -                     117
       Net (increase) decrease in current assets                                            4,372                (102,996)
       Net increase (decrease) in current liabilities                                      17,860                    (227)
                                                                                -----------------        ----------------

         Total adjustments                                                                155,739                 (85,475)
                                                                                -----------------        ----------------

         Net cash provided by operating activities                                        136,474                 110,667
                                                                                -----------------        ----------------

Cash flows from investing activities:
   Proceeds from sale of investment property                                                2,965                 162,513
   Proceeds from sale of marketable securities                                                  -                     633
                                                                                -----------------        ----------------

         Net cash provided by (used in) investing activities                                2,965                 163,146
                                                                                -----------------        ----------------

Cash flows from financing activities:
   Proceeds from borrowings on long-term debt                                                   -                 230,336
   Principal payments on long-term debt                                                   (73,954)               (291,205)
   Cash distributions to partners                                                        (141,601)                (71,647)
                                                                                -----------------        ----------------

         Net cash (used in) provided by financing activities                             (215,555)               (132,516)
                                                                                -----------------        ----------------

Net increase (decrease) in cash and cash equivalents                                      (76,116)                141,297

Cash and cash equivalents at beginning of period                                          166,324                  36,022
                                                                                -----------------        ----------------

Cash and cash equivalents at end of period                                      $          90,208        $        177,319
                                                                                =================        ================

Supplemental cash flow information:
   Interest paid during the period                                              $           5,455        $         11,055
                                                                                =================        ================

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Quarters Ended March 31, 1998 and March 31, 1997
                                   (Unaudited)

(1)   Organization and Partnership Matters

The foregoing financial statements of Wellesley Lease Income Limited Partnership IV (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 1998 and December 31, 1997, the allowance for doubtful accounts included in rents receivable was $30,821 and $25,985, respectively. At March 31, 1998 and December 31, 1997, the allowance for doubtful accounts included in sales receivable was $0.

(3)   Investment Property

At March 31, 1998, the Partnership owned computer equipment with a depreciated cost basis of $500,992.

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the quarters ended March 31 are as follows:

                                                1998              1997
                                                ----              ----

Management fees                             $     12,756             14,766
Reimbursable expenses paid                        31,094             41,463
                                            ------------       ------------

                                            $     43,850       $     56,229
                                            ============       ============

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Quarters Ended March 31, 1998 and March 31, 1997
                                   (Unaudited)

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

(5)   Long-term Debt

Long-term debt at March 31, 1998 consists of one loan in the amount of $21,347 from Pullman Capital Corporation with an interest rate of 8.00% and four loans totaling $181,078 from Liberty Bank, one bearing interest at 9.00% and the three remaining loans bearing interest at 8.25%. The total outstanding debt balance is collateralized by equipment with a net book value of $411,282, and assignment of the related leases.

Maturities of long-term debt are as follows:

                      1998                   $      136,316
                      1999                           66,109
                                             --------------

                                             $      202,425
                                             ==============

                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter ended March 31, 1998 in comparison to the quarter ended March 31, 1997.

The Partnership realized net income (loss) of $(19,265) and $196,142 for the quarters ended March 31, 1998 and 1997, respectively. Rental income decreased $85,483 or 34% between the three month periods. The decrease is primarily due to lower rental rates generated on equipment lease extensions and remarketings resulting after the initial lease term expires, and due to a decrease in the size of the equipment portfolio. Other income is the result of the reduction of overstated liabilities recorded in prior periods. Interest income decreased as a result of lower average short-term investment balances held during the current quarter. The $2,079 net gain on sale of equipment recognized in the current quarter is the result of sales of equipment carrying low net book values. The net loss on sale of marketable securities in 1997 reflects the below-cost sale of Continental Information Systems Corporation stock. The stock had been received from the Trustee of the Liquidating Estate of CIS Corporation (the "Estate"), the former ultimate parent company of the General Partner, as part of a settlement of certain outstanding issues between the Partnership and the Estate.

Total costs and expenses decreased $51,792 or 21% between the three month periods. The most significant factor impacting the decrease is the current quarter reduction in depreciation expense. Depreciation expense decreased due to a portion of the equipment portfolio becoming fully depreciated and due to a reduction in the size of the equipment portfolio. Interest expense decreased $5,600 due to the continued paydown of long-term debt. Management fees decreased with the decline in rental income on operating leases. During the first quarter of 1997, the Partnership reversed a provision for doubtful accounts in the amount of $23,790 due to successful collection efforts on delinquent rents receivable.

The Partnership recorded net income (loss) per Limited Partnership Unit of $(0.71) and $7.07 for the quarters ended March 31, 1998 and 1997, respectively. The allocation for the quarter ended March 31, 1998 includes a cost recovery allocation of profit and loss among the General and Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Liquidity and Capital Resources

For the quarter ended March 31, 1998, rental revenue generated from operating leases and proceeds from the sale of investment property were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

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

The Partnership's investing activities resulted in sales of equipment with a depreciated cost basis of $885, generating $2,965 in proceeds. Included in equipment sales is a $553 loss. The Partnership will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's activities included a paydown on long-term debt of $73,954. The Partnership will payoff its remaining long-term debt of $202,425 in 1999. Total debt assumed by the Partnership from inception is $14,500,441, for a total leverage of 43%.

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

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                 March 31, 1998

Lessee

Carr Separations, Incorporated
Chrysler Corporation
Cincinnati Gas & Electric Company
Coulter Corporation
Cybersmith, Incorporated
H.J. Meyer Company, Incorporated
Hughes Aircraft Company, Incorporated
Internet Access Company, Incorporated
J. Walter Thompson Company
JumboSports, Incorporated
ON Technology Corporation
Sero Company, Incorporated

Equipment Description                       Acquisition Price
---------------------                       -----------------

Computer peripherals                         $      1,300,764
Processors & upgrades                                 803,108
Telecommunications                                     89,234
Other                                                 771,181
                                             ----------------

                                             $      2,964,287
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


Date:   May 12, 1998

By:     Arthur P. Beecher,
        President