Form 10-Q
period 1998-06-30
WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
filed 1998-08-14
CIK 825851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended June 30, 1998                     Commission File No. 33-18859


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

                                Yes  X    No
                                    ---      ---
                             There are no Exhibits.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)



                          INDEX                                                                     Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of June 30, 1998 and December 31, 1997                        3

                    Statements of Operations
                          Quarters Ended June 30, 1998 and 1997 and
                          Six Months Ended June 30, 1998 and 1997                                   4

                    Statements of Cash Flows
                          Six Months Ended June 30, 1998 and 1997                                   5

                    Notes to Financial Statements                                                   6 - 8

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                       9 - 11

              Computer Equipment Portfolio                                                          12

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                           13

              Signature                                                                             14



                          PART I. FINANCIAL INFORMATION

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets                                        (Unaudited)              (Audited)
                                                                                     6/30/98                 12/31/97
                                                                                 ----------------        ----------------
Investment property, at cost (note 3):
   Computer equipment                                                            $      2,917,284        $      2,974,475
     Less accumulated depreciation                                                      2,547,464               2,341,847
                                                                                 ----------------        ----------------
       Investment property, net                                                           369,820                 632,628

Cash and cash equivalents                                                                  48,705                 166,324
Rents receivable, net (note 2)                                                             14,959                  22,796
Account receivable - affiliates                                                            20,423                   2,456
Other assets                                                                               25,421                  35,622
                                                                                 ----------------        ----------------

     Total assets                                                                $        479,328        $        859,826
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                    $        110,007        $        210,270
   Accounts payable and accrued expenses - affiliates (note 4)                             14,421                  12,017
   Accounts payable and accrued expenses                                                   49,237                  38,799
   Unearned rental revenue                                                                  6,784                   4,978
   Long-term debt, less current portion (note 5)                                           16,900                  66,109
                                                                                 ----------------        ----------------

     Total liabilities                                                                    197,349                 332,173
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                633,399                 625,237
     Cumulative cash distributions                                                       (634,399)               (626,237)
                                                                                 ----------------        ----------------
                                                                                                -                       -
                                                                                 ----------------        ----------------
   Limited Partners (27,226 units):
     Capital contribution, net of offering costs                                       12,148,459              12,148,459
     Cumulative net income                                                                523,344                 564,650
     Cumulative cash distributions                                                    (12,389,824)            (12,185,456)
                                                                                 ----------------        ----------------
                                                                                          281,979                 527,653
                                                                                 ----------------        ----------------
     Total partners' equity                                                               281,979                 527,653
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $        479,328        $        859,826
                                                                                 ================        ================

                See accompanying notes to financial 6statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                     Quarters Ended                         Six Months Ended
                                                        June 30,                                June 30,
                                           --------------------------------       ----------------------------------
                                                 1998              1997                1998                1997
                                           --------------------------------       ----------------------------------

Revenue:
   Rental income                           $     167,420     $      350,259       $      336,364     $       604,687
   Other income                                        -             10,964                    -              37,677
   Interest income                                   664              2,273                1,852               3,652
   Net (loss) gain on sale
     of equipment                                     95            (55,378)               2,174             101,630
   Net loss on sale of
     marketable securities                             -                  -                    -                (117)
                                           -------------     --------------       --------------     ---------------

       Total revenue                             168,179            308,118              340,390             747,529
                                           -------------     --------------       --------------     ---------------

Costs and expenses:
   Depreciation                                  130,681            151,190              261,431             349,619
   Interest                                        3,890             10,377                9,345              21,432
   Related party expenses (note 4):
     Management fees                              13,573             21,136               26,329              35,902
     General and administrative                   38,504             38,867               76,184              81,676
   (Reversal of) provision for
     doubtful accounts                            (4,592)             3,673                  244             (20,117)
                                           -------------     --------------       --------------     ---------------

       Total costs and expenses                  182,056            225,243              373,533             468,512
                                           -------------     --------------       --------------     ---------------

Net income (loss)                          $     (13,877)    $       82,875       $      (33,143)    $       279,017
                                           =============     ==============       ==============     ===============

Net income (loss) per Limited
   Partnership Unit                        $       (0.61)    $         2.81       $        (1.52)    $          9.88
                                           =============     ==============       ==============     ===============

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                     Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                                           1998                      1997
                                                                                           ----                      ----

Cash flows from operating activities:
   Net income (loss)                                                                 $      (33,143)          $       279,017
                                                                                     --------------           ---------------

   Adjustments to reconcile  net income (loss) to net cash
     provided by operating activities:
       Depreciation                                                                         261,431                   349,619
       (Reversal of) provision for doubtful accounts                                            244                   (20,117)
       Net gain on sale of equipment                                                         (2,174)                 (101,630)
       Net loss on sale of marketable securities                                                  -                       117
       Net (increase) decrease in current assets                                               (174)                 (100,801)
       Net increase (decrease) in current liabilities                                        14,648                   (54,490)
                                                                                     --------------           ---------------

         Total adjustments                                                                  273,975                    72,698
                                                                                     --------------           ---------------

         Net cash provided by operating activities                                          240,832                   351,715
                                                                                     --------------           ---------------

Cash flows from investing activities:
   Proceeds from sale of investment property                                                  3,551                   202,885
   Proceeds from sale of marketable securities                                                    -                       633
                                                                                     --------------           ---------------

         Net cash provided by (used in) investing activities                                  3,551                   203,518
                                                                                     --------------           ---------------

Cash flows from financing activities:
   Proceeds from borrowing on long-term debt                                                      -                   230,336
   Principal payments on long-term debt                                                    (149,472)                 (401,787)
   Cash distributions to partners                                                          (212,530)                 (209,625)
                                                                                     --------------           ---------------

         Net cash used in financing activities                                             (362,002)                 (381,076)
                                                                                     --------------           ---------------

Net increase (decrease) in cash and cash equivalents                                       (117,619)                  174,157

Cash and cash equivalents at beginning of period                                            166,324                    36,022
                                                                                     --------------           ---------------

Cash and cash equivalents at end of period                                           $       48,705           $       210,179
                                                                                     ==============           ===============

Supplemental cash flow information:
   Interest paid during the period                                                   $        9,345           $        21,432
                                                                                     ==============           ===============

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Six Months Ended June 30, 1998 and June 30, 1997
                                   (Unaudited)

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

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At June 30, 1998 and December 31, 1997, the allowance for doubtful accounts included in rents receivable was $12,814 and $25,985, respectively.

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3)   Investment Property

At June 30, 1998, the Partnership owned computer equipment with a depreciated cost basis of $369,820. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Six Months Ended June 30, 1998 and June 30, 1997
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the six months ended June 30 are as follows:

                                                 1998              1997
                                                 ----              ----

Management fees                              $     26,329       $     35,902
Reimbursable expenses paid                         71,393             80,367
                                             ------------       ------------

                                             $     97,722       $    116,269
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

(5)   Long-term Debt

Long-term debt at June 30, 1998 consists of two loans totaling $126,907, one bearing interest at 9.00% and the other loan bearing interest at 8.25%. The total outstanding debt balance is collateralized by equipment with a net book value of $187,047, and assignment of the related leases.

Maturities of long-term debt are as follows:

                              1998                   $       60,798
                              1999                           66,109
                                                     --------------

                                                     $      126,907
                                                     ==============

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Six Months Ended June 30, 1998 and June 30, 1997
                                   (Unaudited)

(6)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At June 30, 1998, there are no marketable securities owned by the Partnership, therefore, there is no unrealized gain or loss included in partners' equity.

The fair value is based on currently quoted market prices. The cost basis and estimated fair value of the Partnership's marketable securities at June 30, 1998 and December 31, 1997, respectively, are as follows:

                                                                            June 30, 1998               December 31, 1997
                                                                       ------------------------     ---------------------------

                                                                       Cost           Fair          Cost               Fair
                                                                       Basis          Value         Basis              Value
                                                                       ---------      ---------     --------           --------

Investment in Continental Information
     Systems Corporation Stock                                         $       -      $       -     $    750           $    600
                                                                       =========      =========     ========           ========


                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and six month periods ended June 30, 1998 compared to the same periods in 1997.

The Partnership realized net income (loss) of $(13,877) and $82,875 for the quarters ended June 30, 1998 and 1997, respectively. Rental income decreased by $182,839 or 52% between the three month periods. The decrease is primarily due to lower rental rates generated on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the size of the equipment portfolio. Other income is the result of the reduction of overstated liabilities recorded in prior periods. Interest income decreased as a result of lower average short-term investment balances held during the current quarter. The net loss on sale of equipment in the prior quarter is primarily due to sales of equipment carrying high net book values.

Total costs and expenses decreased $43,187 or 19% between the three month periods. The decrease in costs and expenses is mainly due to the $20,509 decline in depreciation expense during the current quarter in comparison to the same period in 1997. The decrease in depreciation expense is due to a large portion of the equipment portfolio becoming fully depreciated and due to an overall reduction in the equipment portfolio. Interest expense decreased $6,487 as the Partnership continued to paydown the principle on long-term debt during the current quarter. Management fees decreased in correlation with the decline in rental income. General and administrative expenses remained relatively flat between the three month periods. A reversal of a provision for doubtful accounts of $(4,592) was recorded due to successful collection efforts on delinquent rents receivable.

The Partnership realized net income (loss) of $(33,143) and $279,017 for the six month periods ended June 30, 1998 and 1997, respectively. Rental income decreased $268,323 or 44%. As discussed in the quarter analysis above, the decrease in rental income is primarily due to lower rental rates generated on equipment lease extensions and remarketings and due to a reduction in the overall equipment portfolio. Other income is the result of the reduction of overstated liabilities recorded in prior periods. Interest income decreased between the six month periods as a result of lower average short-term balances held during the current six month period. The $2,174 net gain on sale of equipment is the result of sales of equipment carrying low net book values. The net loss on sale of marketable securities in 1997 reflects the below-cost sale of Continental Information systems Corporation stock. The stock had been received from the Trustee of the Liquidating Estate of CIS Corporation (the "Estate"), the former ultimate parent company of the General Partner, as part of a settlement of certain outstanding issues between the Partnership and the Estate.

                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Total costs and expenses decreased $94,979 or 20% between the six month periods. The decrease in costs and expenses is mainly due to the $88,188 or 25% decline in depreciation expense. As discussed in the quarter analysis above, the decrease in depreciation expense is due to a large portion of the equipment portfolio becoming fully depreciated and due to an overall reduction in the equipment portfolio. Interest expense decreased $12,087 as the Partnership continued to paydown the principle on its long-term debt during the six month period ended June 30, 1998. Management fees decreased between the six month periods due to the decline in rental income. The $20,117 reversal of provision for doubtful accounts is the result of successful collection efforts of delinquent rents receivable in 1997.

The Partnership recorded net income (loss) per Limited Partnership Unit of $(0.61) and $2.81 for the quarters ended June 30, 1998 and 1997, respectively, and a net loss and net income of $(1.52) and $9.88 for the six months ended June 30, 1998 and 1997, respectively. The allocation for the six months ended June 30, 1998 includes a cost recovery allocation of profit and loss among the General and Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the six months ended June 30, 1998, rental revenue generated from operating leases and proceeds from the sale of investment property were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

Rental income has continued to decrease due to two factors. First, lower rates are obtained on the remarketing of existing equipment upon expiration of the original leases. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the Partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or through a reduction in the rate of cash distributions. Future rental revenues amount to $347,609 and are to be received over the next five years.

                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

The Partnership's investing activities resulted in sales of equipment with a depreciated cost basis of $15,416, generating $3,551 in proceeds. Included in equipment sales is a $14,040 loss which was charged against the reserve, initially set up in a prior period to account for estimated losses on the ultimate disposition of equipment. The Partnership will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities included a paydown on long-term debt of $149,472. The Partnership will payoff its remaining long-term debt of $126,907 in 1999. Total debt assumed by the Partnership from inception is $14,500,441, for a total leverage of 43%.

Cash distributions are currently at an annual level of 2% per Limited Partnership Unit or $2.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended June 30, 1998, the Partnership declared a cash distribution of $70,931, of which $2,866 was allocated to the General Partner and $68,065 was allocated to the Limited Partners. The distribution will be made on August 28, 1998. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                  June 30, 1998

Lessee

Carr  Separations, Incorporated
Chrysler Corporation
Coulter Corporation
Cybersmith, Incorporated
Dave's Custom Caps
H.J. Meyer Company, Incorporated
Hughes Aircraft Company, Incorporated
Internet Access Company, Incorporated
J. Walter Thompson Company
Jumbo Sports, Incorporated
ON Technology Corporation
Sero Company, Incorporated
UNIFI Communications, Inc.

Equipment Description                       Acquisition Price

Computer peripherals                         $      1,295,608
Processors & upgrades                                 803,108
Telecommunications                                     89,234
Other                                                 729,334
                                             ----------------

                                             $      2,917,284
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


Date:  August 13, 1998

By:    Arthur P. Beecher,
       President