Form 10-Q
period 1998-09-30
WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
filed 1998-11-12
CIK 825851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended September 30, 1998                Commission File No. 33-18859


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

                             -----------------------


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


                                   INDEX                                                        Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1998 and December 31, 1997               3

                    Statements of Operations
                          Quarters Ended September 30, 1998 and 1997 and
                          Nine Months Ended September 30, 1998 and 1997                         4

                    Statements of Cash Flows
                          Nine Months Ended September 30, 1998 and 1997                         5

                    Notes to Financial Statements                                               6 - 7

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                   8 - 9

              Computer Equipment Portfolio                                                      10

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                       11

              Signature                                                                         12


                          PART I. FINANCIAL INFORMATION

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets                                          (Unaudited)              (Audited)
                                                                                      9/30/98                 12/31/97
                                                                                 ----------------        ----------------
Investment property, at cost (note 3):
   Computer equipment                                                            $      2,364,561        $      2,974,475
     Less accumulated depreciation                                                      2,150,488               2,341,847
                                                                                 ----------------        ----------------
       Investment property, net                                                           214,073                 632,628

Cash and cash equivalents                                                                  43,339                 166,324
Rents receivable, net (note 2)                                                             20,055                  22,796
Sales receivable, net (note 2)                                                             12,395                       -
Account receivable - affiliates                                                            30,222                   2,456
Other assets                                                                               20,132                  35,622
                                                                                 ----------------        ----------------

     Total assets                                                                $        340,216        $        859,826
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                    $         89,899        $        210,270
   Accounts payable and accrued expenses - affiliates (note 4)                             15,866                  12,017
   Accounts payable and accrued expenses                                                   42,439                  38,799
   Unearned rental revenue                                                                  6,030                   4,978
   Long-term debt, less current portion (note 5)                                                -                  66,109
                                                                                 ----------------        ----------------

     Total liabilities                                                                    154,234                 332,173
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                636,265                 625,237
     Cumulative cash distributions                                                       (637,265)               (626,237)
                                                                                 ----------------        ----------------
                                                                                                -                       -
                                                                                 ----------------        ----------------
   Limited Partners (27,226 units):
     Capital contribution, net of offering costs                                       12,148,459              12,148,459
     Cumulative net income                                                                495,412                 564,650
     Cumulative cash distributions                                                    (12,457,889)            (12,185,456)
                                                                                 ----------------        ----------------
                                                                                          185,982                 527,653
                                                                                 ----------------        ----------------
     Total partners' equity                                                               185,982                 527,653
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $        340,216        $        859,826
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                     Quarters Ended                         Nine Months Ended
                                                      September 30,                           September 30,
                                           --------------------------------       ----------------------------------
                                                 1998              1997                1998                1997
                                           --------------------------------       ----------------------------------

Revenue:
   Rental income                           $     148,832     $      228,436       $      485,197     $       833,123
   Other income                                        -             14,123                    -              51,800
   Interest income                                   688              3,233                2,540               6,885
   Net gain on sale
     of equipment                                  8,827            (18,666)              11,001              82,964
   Net loss on sale of
     marketable securities                             -                  -                    -                (117)
                                           -------------     --------------       --------------     ---------------

       Total revenue                             158,347            227,126              498,738             974,655
                                           -------------     --------------       --------------     ---------------

Costs and expenses:
   Depreciation                                  128,065             50,408              389,496             400,027
   Interest                                        2,562              8,488               11,907              29,920
   Related party expenses (note 4):
     Management fees                              10,720             27,361               37,049              92,577
     General and administrative                   41,781             21,688              117,965              74,050
   Provision for (reversal of)
     doubtful accounts                               285            (16,612)                 529             (36,729)
                                           -------------     --------------       --------------     ---------------

       Total costs and expenses                  183,413             91,333              556,946             559,845
                                           -------------     --------------       --------------     ---------------

Net income (loss)                          $     (25,066)    $      135,793       $      (58,208)    $       414,810
                                           =============     ==============       ==============     ===============

Net income (loss) per Limited
   Partnership Unit                        $       (1.03)    $         6.25       $        (2.54)    $         16.13
                                           =============     ==============       ==============     ===============

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                  Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                                           1998                      1997
                                                                                           ----                      ----

Cash flows from operating activities:
   Net income (loss)                                                                 $      (58,208)          $       414,810
                                                                                     --------------           ---------------

   Adjustments  to  reconcile  net  income  to net cash  provided by  operating activities:
       Depreciation                                                                         389,496                   400,027
       Provision for doubtful accounts                                                          529                   (36,729)
       Net gain on sale of equipment                                                        (11,001)                  (82,964)
       Net loss on sale of marketable securities                                                  -                       117
       Net decrease (increase) in current assets                                            (22,461)                   22,826
       Net increase (decrease) in current liabilities                                         8,541                  (130,751)
                                                                                     --------------           ---------------

         Total adjustments                                                                  365,104                   172,526
                                                                                     --------------           ---------------

         Net cash provided by operating activities                                          306,896                   587,336
                                                                                     --------------           ---------------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                                                    -                       633
   Proceeds from sales of investment property                                                40,060                   219,427
                                                                                     --------------           ---------------

         Net cash used in investing activities                                               40,060                   220,060
                                                                                     --------------           ---------------

Cash flows from financing activities:
   Proceeds from borrowing on long-term debt                                                      -                   230,336
   Principal payments on long-term debt                                                    (186,480)                 (472,709)
   Cash distributions to partners                                                          (283,461)                 (385,847)
                                                                                     --------------           ---------------

         Net cash used in financing activities                                             (469,941)                 (628,220)
                                                                                     --------------           ---------------

Net decrease in cash and cash equivalents                                                  (122,985)                  179,176

Cash and cash equivalents at beginning of period                                            166,324                    36,022
                                                                                     --------------           ---------------

Cash and cash equivalents at end of period                                           $       43,339           $       215,198
                                                                                     ==============           ===============

Supplemental cash flow information:
   Interest paid during the period                                                   $       11,907           $        29,920
                                                                                     ==============           ===============

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
           Nine Months Ended September 30, 1998 and September 30, 1997
                                   (Unaudited)

(1)   Organization and Partnership Matters

The foregoing financial statements of Wellesley Lease Income Limited Partnership IV (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1998 and December 31, 1997, the allowance for doubtful accounts included in rents receivable was $13,099 and $25,985, respectively. The allowance for doubtful accounts included in sales receivable was $0 and $0 at September 30, 1998 and December 31, 1997, respectively.

(3)   Investment Property

At September 30, 1998, the Partnership owned computer equipment with a cost basis of $214,073. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30 are as follows:

                                                 1998              1997
                                                 ----              ----

Equipment acquisition fees                   $          -       $     14,756
Management fees                                    37,049             92,577
Reimbursable expenses paid                        108,282            105,609
                                             ------------       ------------

                                             $    145,331       $    212,942
                                             ============       ============

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
           Nine Months Ended September 30, 1998 and September 30, 1997
                                   (Unaudited)

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

(5)   Long-term Debt

Long-term debt at September 30, 1998 consisted of one loan totaling $89,899, bearing interest at 9.00%. The total outstanding debt balance is collateralized by equipment with a net book value of $99,614, and assignment of the related leases.

The annual maturities of long-term debt for the next three years are as follows:

         Year Ending December 31,

                           1998                      $      23,790
                           1999                             66,109
                                                     -------------

                                                     $      89,899
                                                     =============

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

The fair value is based on currently quoted market prices. The cost basis and estimated fair value of the Partnership's marketable securities at September 30, 1998 and December 31, 1997, respectively, are as follows:

                                                                         September 30, 1998             December 31, 1997
                                                                       ----------------------       --------------------------

                                                                       Cost           Fair          Cost               Fair
                                                                       Basis          Value         Basis              Value
                                                                       ----------------------       --------------------------

Investment in Continental Information
     Systems Corporation Stock                                         $     -        $     -       $ 5,463            $ 4,644
                                                                       =======        =======       =======            =======

                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine month periods ended September 30, 1998 compared to the same periods in 1997.

The Partnership realized net income/(loss) of $(25,066) and $135,793 for the three months ended September 30, 1998 and 1997, respectively. Rental income decreased by $79,604 or 35% between the three month periods. The decrease is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a net decrease in the overall size of the equipment portfolio. Interest income decreased $2,545 as result of lower average short-term investment balances held during the three month periods. The decrease in net gain on sale of equipment is primarily due to fewer equipment sales in the third quarter of 1998.

Total costs and expenses increased $92,080 or 101% between the three month periods. The increase in costs and expenses is primarily the result of higher depreciation expense. The increase in depreciation expense of $77,657 or 154% is due to a $200,000 reversal of a provision for estimated losses on the ultimate disposition of equipment in 1997. Interest expense decreased $5,926 between the three month periods as the Partnership continued to paydown the principal on the long-term debt during the current quarter. Management fees decreased in correlation with the decline in rental revenue.

The Partnership realized net income/(loss) of $(58,208) and $414,810 for the nine month periods ended September 30, 1998 and 1997, respectively. Rental income decreased $347,926 or 42%. As discussed in the quarter analysis above, the decrease in rental income is primarily due to lower rental rates obtained on equipment lease extensions and remarketings and due to a net reduction in the overall equipment portfolio. Other income is the result of the reduction of overstated liabilities recorded in prior periods. Interest income decreased between the nine month periods as a result of lower average short-term balances held during the current nine month period. The decrease in net gain on sale of equipment is attributed to fewer equipment sales in 1998.

Total costs and expenses decreased $2,899 or 1% between the nine month periods. Included in depreciation expense for the nine months ended September 30, 1997 is a $200,000 reversal of a provision for the estimated losses on the ultimate disposition of equipment. Interest expense decreased due to the continued paydown of its existing long-term debt during the current period. Management fees decreased in correlation to the decrease in rental revenue. General and administrative expenses increased $43,915 or 59% primarily due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner.

The Partnership recorded net income/(loss) per Limited Partnership Unit of $(1.03) and $6.25 for the quarters ended September 30, 1998 and 1997, respectively, and a net loss of $(2.54) and $16.13 for the nine months ended September 30, 1998 and 1997, respectively. The allocation for the nine months ended September 30, 1998 and 1997, respectively, includes a cost recovery allocation of profit and loss among the General and Limited Partners which results in an allocation of net loss to the Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Liquidity and Capital Resources

For the nine months ended September 30, 1998, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which options would generate the most favorable results.

Rental income will continue to decrease due to two factors. First, lower rental rates are obtained on the remarketing of existing equipment after the expiration of the original leases. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the Partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues amount to $194,952 and are to be received over the next five years.

As of September 30, 1998, the Partnership's investing activities resulted in equipment sales with a depreciated cost basis of $70,927, generating $40,060 in proceeds. Associated with the equipment sales were $41,869 of loss charge offs against the reserve, initially set up in prior periods for estimated losses on the ultimate disposition of equipment. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities resulted in the paydown on long-term debt in the amount of $186,480 for the nine months ended September 30, 1998. The Partnership will payoff its remaining long-term debt of $89,899 by 1999. Total long-term debt assumed by the Partnership from inception is $14,500,441, for a total leverage of 43%.

Cash distributions are currently at an annual level of 2% per Limited Partnership Unit or $2.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1998, the Partnership declared a cash distribution of $70,931, of which $2,866 was allocated to the General Partner and $68,065 was allocated to the Limited Partners. The distribution will be made on November 27, 1998. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                               September 30, 1998

Lessee

Carr Separations, Incorporated
Chrysler Corporation
Coulter Corporation
Cybersmith, Incorporated
Elron Software, Incorporated
H.J. Meyer Company, Incorporated
Hughes Aircraft Company, Incorporated
J. Walter Thompson Company
ON Technology Corporation
Sports & Recreation, Incorporated

Equipment Description                       Acquisition Price

Computer peripherals                         $        969,273
Processors & upgrades                                 596,283
Telecommunications                                     89,234
Other                                                 709,771
                                             ----------------

                                             $      2,364,561
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


Date:  November 12, 1998

By:    Arthur P. Beecher,
       President