Form 10-K
period 1998-12-31
WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
filed 1999-04-01
CIK 825851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the fiscal year ended December 31, 1998         Commission File No. 33-18859


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

                          ----------------------------

Securities registered pursuant to Section 12(g) of the Act      Units of Limited
                                                           Partnership Interests

                          ----------------------------

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1999: Not applicable, since securities are non-voting.

                   Documents incorporated by reference: None.

                            Exhibit Index on Page: 36

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

                                     Part I
Item 1.  Business.

Wellesley Lease Income Limited Partnership IV (the "Partnership") is a limited partnership organized under the provisions of the Massachusetts Uniform Limited Partnership Act on November 9, 1987. As of December 31, 1998, the Partnership consisted of a General Partner and 1,667 Limited Partners owning 27,226 Units of Limited Partnership Interests of $500 each (the "Units"), except that employees of the Corporate General Partners of the General Partner and employees and securities representatives of its affiliates purchased 148 Units for a net price of $460 per Unit, and the Partnership incurred no obligation to pay any sales commissions with respect to such sales. The Units were sold commencing March 3, 1988, pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933. As set forth more fully at Item 10. Directors and Executive Officers of the Partnership. of this Report, the General Partner is Wellesley Leasing Partnership, and the General Partner has three Corporate General Partners (the "Corporate General Partners"): TLP Leasing Programs, Inc. ("TLP") and TLP Management Services Corporation ("TLPMS"), formerly CIS Management Services Corporation ("CISMS"), both Massachusetts corporations and Waddell & Reed Financial Services, Inc. ("Waddell & Reed", formerly TUP Services, Inc., "TUPS"), a Missouri corporation.

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

The Partnership has had a total of five closings. The closings occurred on May 18, 1988, July 11, 1988, September 16, 1988, October 31, 1988, and December 1,
1988 with 9,104,  5,545, 5,657, 3,640 and 3,280 units,  respectively.  Equipment purchased through December 31, 1998 is $33,688,384. At the end of 1998, there are 83 leases in place with 78 lessees. The acquisition of these leases and equipment is described more fully in Item 2. Properties. of this report and notes 3 and 4 to the financial statements included in Item 8. Financial Statements and Supplementary Data.

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

At December 31, 1998, the Partnership owned various computer equipment with an original cost basis of $2,046,773. Listed below is a breakdown of the various types of computer equipment owned:

                 Computer peripherals                         $     1,005,298
                 Processors & upgrades                                587,276
                 Telecommunications                                    46,317
                 Other                                                407,882
                                                              ---------------

                                                              $     2,046,773
                                                              ===============

Of the leases in place at December 31, 1998, the average lease term is 58 months and the average monthly lease rate as a percentage of original equipment cost is 2.22%.

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

7. Defaults by Lessees. Default by a lessee may cause equipment to be returned to the Partnership at a time when the General Partner may be unable to promptly arrange for its re-leasing (at the rental rate previously received or otherwise) or sale (with or without a loss), thus resulting in the loss of anticipated revenues and the inability to recover the Partnership's investment and repay related debt. Any related debt may be secured by the returned equipment and, in some cases, by the Partnership's other equipment. If the debt is not paid in a timely manner, the lender may foreclose and assume ownership of all equipment securing the debt, resulting in economic loss and adverse tax consequences to the Partnership's partners. Three lessees, Carr Separations, Incorporated, Cybersmith, Incorporated, and Jumbo Sports, Incorporated, lease equipment in excess of 10% of total rental income for the year ended December 31, 1998. The related rental payments comprise 28.46%, 14.88% and 20.95%, respectively, of total rental income for the year ended December 31, 1998. Carr Separations, Incorporated, Cybersmith, Incorporated, and Jumbo Sports, Incorporated lease equipment comprising 17.27%, 14.56% and 20.00%, respectively, of the total equipment portfolio at December 31, 1998.

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

Item 2.  Properties.

At  December  31,  1998,  the  Partnership  owned  computer   equipment  with  a
depreciated cost basis of $2,046,773. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     Part II

Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

(a)  Market Information

The Partnership's outstanding securities consist of Limited Partnership Interests in Units of $500 each. As of December 31, 1998, 27,226 Units had been sold to the public at a price of $500 per Unit (except for 148 Units which were sold for a net price of $460 per Unit to employees of the Corporate General Partners of the General Partner and employees and securities representatives of its affiliates).

There is no public market for the Units, and it is not anticipated that such a public market will develop.

(b)  Approximate Number of Security Holders


                                      Number of Unit                           Number of Units
                                     holders on Record                             as of
 Title of Class                        as of 12/31/98                             12/31/98


    Units of
    Limited
    Partnership
    Interests                              1,656                                    27,226


(c)  Dividend History and Restrictions

During the fiscal period ended December 31, 1988, the Partnership had five closings with 27,226 Units. Pursuant to Section 8 of the Limited Partnership Agreement, the Partnership's "Distributable Cash From Operations" for each year will be determined and then distributed to the Partners. Upon reaching the end of its reinvestment period (the seventh anniversary of the Partnership's final closing date), the Partnership will also distribute to the Partners "Distributable Cash From Sales or Refinancings", if any. The Partnership distributed $340,498, $544,521 and $442,423 to the Limited Partners and $14,609, $14,538 and $23,285 to the General Partners in 1998, 1997 and 1996, respectively. The cumulative cash distributions to the Limited Partners through December 31, 1998 are $12,525,954 as compared with the Limited Partners' net contributed capital of $12,148,459.

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

Each distribution of Distributable Cash From Operations of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Any
Distributable Cash From Sales or Refinancings from gains and losses shall be allocated 99% to the Limited Partners and 1% to the General Partner until "Payout" has occurred. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 10% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Including the distribution for the fourth quarter of 1998 made February 26, 1998, cumulative distributions to date are $458.38 per unit. This cumulative distribution per unit amount represents 92% of the initial investment. After Payout has occurred, any Distributable Cash From Sales or Refinancings will be distributed 15% (plus an additional 1% for each 1% by which the total of all Limited Partners' original Capital Contributions actually paid or allocated to the Partnership's investment in equipment exceeds the greater of
(i) 80% of the gross proceeds of the Partnership's offering of Units, reduced by 0.0625% for each 1% of leverage encumbering Partnership equipment, or (ii) 75% of the gross proceeds of such offering) to the General Partner, and the remainder to the Limited Partners. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

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

                                                          For the Years Ended December 31,
                                                1998             1997               1996               1995                 1994
                                          -----------------------------------------------------------------------------------------
Operating Data

   Rental Income                          $        558,990  $     1,014,193     $     1,617,165  $     1,697,214    $     2,759,929
   Interest Income                                   3,620           11,518               6,844           23,035             30,708
   Net Income (Loss)                               120,144          494,730             463,920         (347,598)          (614,313)
   Net Income (Loss) Per Limited
       Partnership Unit                               3.88           17.64                12.12            (12.64)           (24.02)
   Distributions to Partners                       355,107          559,059             465,708        1,218,003          1,719,537
   Distributions Per Limited
     Partnership Unit                                12.50            20.00               16.25            42.50              60.00

Balance Sheet Data

   Cash and Cash Equivalents              $        118,463  $       166,324     $        36,022  $       336,360    $       843,110
   Computer Equipment at Cost                    2,046,773        2,974,475           5,084,339        7,388,216          8,169,287
   Total Assets                                    414,182          859,826           1,385,036        2,239,549          3,064,038
   Long-term Debt                                   66,109          276,379             591,174          960,503            668,195
   Partners' Equity                                292,690          527,653             591,832          592,951          2,159,371


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

Results of Operations

The following discussion relates to Partnership's operations for the year ended December 31, 1998, in comparison to the years ended December 31, 1997 and 1996.

The Partnership realized net income of $120,144, $494,730 and $463,920 for the years ended December 31, 1998, 1997 and 1996, respectively. Rental income decreased $455,203 or 45% and $602,972 or 37% in 1998 and 1997, respectively. The decrease in rental income each year is primarily due to lower rental rates obtained on equipment lease extensions and remarketings after the initial lease term expires and a net reduction in the overall size of the equipment portfolio. In 1997, other income is the result of a settled bankruptcy claim. Interest income decreased in the current year as a result of higher average short-term investment balances held during 1998, versus the prior year in which interest income increased due to the higher average short-term balances held. The decrease in net gain on sale of equipment each year can be attributed to the overall decrease in the sales of equipment carrying low net book values.

Total costs and expenses decreased $267,702 or 37% and $464,673 or 39% in 1998 and 1997, respectively, compared to prior periods. The decrease in costs and expenses each year is primarily the result of lower depreciation expense. The decrease in depreciation expense each year is due to a large portion of the equipment portfolio becoming fully depreciated and a reduction in the overall equipment portfolio. Included in depreciation expense in 1998, 1997 and 1996 is a reversal of a provision for $250,000, $25,000 and $275,000, respectively, to properly reflect the equipment portfolio's net realizable value for each year. Interest expense decreased due to the continued paydown of long-term debt. Such debt was used to finance equipment lease transactions. Management fees decreased in the current year as a result of the decrease in rental income. General and administrative expenses remained relatively flat between 1998 and 1997. The reversal of provision for doubtful accounts in the current year due to continued successful collection efforts on delinquent accounts.

The Partnership recorded a net income per Limited Partnership Unit of $3.88, $17.64 and $12.12 for the years ended December 31, 1998, 1997 and 1996, respectively. The allocation for the year ended December 31, 1997 includes a cost recovery allocation of profit and loss among the General and Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the year ended December 31, 1998, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

Rental income has continued to decrease due to two factors. First, lower rates are obtained on the remarketing of existing equipment upon expiration of the original leases. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the Partnership's ability to meet its future cash requirements, including long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or through a reduction in the rate of cash distributions. Future rental revenues amount to $225,792 and are to be received over the next three years (for further discussion, refer to note 4 to the financial statements).

The Partnership's investing activities for the year resulted in equipment sales with a net depreciated cost basis of $84,104, generating $95,135 in proceeds. The Partnership will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities resulted in a paydown on long-term debt during 1998 of $210,270. The Partnership will payoff its remaining long-term debt of $66,109 by 1999. Total debt assumed by the Partnership from inception is $14,500,441, for a total leverage of 43%.

Cash distributions paid in the first quarter of 1999 are currently at an annual level of 2% per Limited Partnership Unit, or $2.50 per Limited Partnership Unit. During 1998, the Partnership distributed a total of $12.50 per Limited Partnership Unit, of which $3.88 per Unit represents income and $8.62 per Unit represents a return of capital. For the quarter ended December 31, 1998, the Partnership declared a cash distribution of $73,361, of which $5,296 was distributed to the General Partner and $68,065 was distributed to the Limited Partners. The distribution subsequently occurred on February 26, 1999. The Partnership expects to continue paying distributions at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

Year 2000 Compliance

The year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in computer system failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

TLP has planned for the Year 2000 Compliance since late in 1996. TLP has inventoried, classified, changed, upgraded, and/or modified its infrastructure, hardware, mission-critical software and non-critical software to be compliant with the year 2000 requirements. All hardware and software has either been tested, if applicable, or certification has been received from the vendor to be Year 2000 compliant. All the hardware tested positively for "Basic Input/Output System" updates. Any future hardware or software purchased by TLP must be Year 2000 compliant prior to the actual purchase.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                          Independent Auditors' Report




The Partners of Wellesley Lease Income Limited Partnership IV:

We have audited the accompanying balance sheets of Wellesley Lease Income Limited Partnership IV (a Massachusetts Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedule II for each of the years in the three-year period ended December 31, 1998. These financial statements and this financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wellesley Lease Income Limited Partnership IV as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                                           KPMG Peat Marwick LLP



Boston, Massachusetts
February 26, 1999


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets
                           December 31, 1998 and 1997

                                     Assets
                                                                                       1998                   1997
                                                                                 ----------------        ----------------

Investment property, at cost:
   Computer equipment                                                            $      2,046,773        $      2,974,475
     Less accumulated depreciation                                                      1,756,522               2,341,847
                                                                                 ----------------        ----------------
       Investment property, net                                                           290,251                 632,628

Cash and cash equivalents                                                                 118,463                 166,324
Rents receivable, net                                                                       3,609                  22,796
Account receivable - affiliates                                                                 -                   2,456
Other assets                                                                               14,249                  35,622
                                                                                 ----------------        ----------------

     Total assets                                                                $        426,572        $        859,826
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt                                             $         66,109        $        210,270
   Accounts payable and accrued expenses - affiliates                                      25,775                  12,017
   Accounts payable and accrued expenses                                                   36,968                  38,799
   Unearned rental revenue                                                                  5,030                   4,978
   Long-term debt, less current portion                                                         -                  66,109
                                                                                 ----------------        ----------------

     Total liabilities                                                                    133,882                 332,173
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                639,846                 625,237
     Cumulative cash distributions                                                       (640,846)               (626,237)
                                                                                 ----------------        ----------------
                                                                                                -                       -
                                                                                 ----------------        ----------------
   Limited Partners (27,226 units):
     Capital contribution, net of offering costs                                       12,148,459              12,148,459
     Cumulative net income                                                                670,185                 564,650
     Cumulative cash distributions                                                    (12,525,954)            (12,185,456)
                                                                                 ----------------        ----------------
                                                                                          292,690                 527,653
                                                                                 ----------------        ----------------
     Total partners' equity                                                               292,690                 527,653
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $        426,572        $        859,826
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                                                    Statements of Operations
                                          Years Ended December 31, 1998, 1997 and 1996

                                                                1998                    1997                     1996
                                                           ---------------          --------------         --------------
Revenue:
   Rental income                                           $       558,990          $    1,014,193         $    1,617,165
   Other income                                                          -                  62,763                      -
   Interest income                                                   3,620                  11,518                  6,844
   Net loss on sale of marketable securities                             -                    (117)                  (947)
   Net gain on sale of equipment                                    11,031                 127,572                 26,730
                                                           ---------------          --------------         --------------

       Total revenue                                               573,641               1,215,929              1,649,792
                                                           ---------------          --------------         --------------

Costs and expenses:
   Depreciation                                                    258,271                 507,531                804,769
   Interest                                                         13,752                  36,907                 82,349
   General and administrative                                      189,792                 213,639                275,686
   (Reversal of) provision for doubtful accounts                    (8,318)                (36,878)                23,068
                                                           ---------------          --------------         --------------

       Total costs and expenses                                    453,497                 721,199              1,185,872
                                                           ---------------          --------------         --------------

Net income                                                 $       120,144          $      494,730         $      463,920
                                                           ===============          ==============         ==============

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                    Statements of Partners' Equity (Deficit)
                  Years Ended December 31, 1998, 1997 and 1996


                                                             General              Limited
                                                             Partner              Partners              Total


Equity (deficit) at
    December 31, 1995                                  $        (110,674)    $        703,625    $          592,951

Net income                                                       133,952              329,968               463,920

Cash distributions                                               (23,285)            (442,423)             (465,708)

Reduction of unrealized losses on
    marketable securities                                              7                  662                   669
                                                       -----------------     ----------------    ------------------

Equity at
    December 31, 1996                                                  -              591,832               591,832

Net income                                                        14,537              480,193               494,730

Cash distributions                                               (14,538)            (544,521)             (559,059)

Reduction of unrealized losses on
    marketable securities                                              1                  149                   150
                                                       -----------------     ----------------    ------------------

Equity at
    December 31, 1997                                                  -              527,653               527,653

Net income                                                        14,609              105,535               120,144

Cash distributions                                               (14,609)            (340,498)             (355,107)
                                                       -----------------     ----------------    ------------------

Equity at
    December 31, 1998                                  $               -     $        292,690    $          292,690
                                                       =================     ================    ==================

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                  Years Ended December 31, 1998, 1997 and 1996

                                                                          1998              1997                1996
                                                                          ----              ----                ----

Cash flows from operating activities:
   Net income                                                        $      120,144    $      494,730     $       463,920
                                                                     --------------    --------------     ---------------

   Adjustments  to  reconcile  net  income  to net cash
     provided  by  operating  activities:
       Depreciation                                                         258,271           507,531             804,769
       (Reversal of) provision for doubtful accounts                         (8,318)          (36,878)             23,068
       Net gain on sale of equipment                                        (11,031)         (127,572)            (26,730)
       Net loss on sale of marketable securities                                  -               117                 947
       Net decrease in current assets                                        63,726            47,746              90,078
       Net decrease in current liabilities                                     (411)         (146,236)           (484,065)
                                                                     --------------    --------------     ---------------
         Total adjustments                                                  302,237           244,708             408,067
                                                                     --------------    --------------     ---------------

         Net cash provided by operating activities                          422,381           739,438             871,987
                                                                     --------------    --------------     ---------------

Cash flows from investing activities:
   Purchase of investment property                                                -                 -            (506,622)
   Proceeds from sale of investment property                                 95,135           264,085             165,568
   Proceeds from sale of marketable securities                                    -               633               3,766
                                                                     --------------    --------------     ---------------

         Net cash provided by (used in)
           investing activities                                              95,135           264,718            (337,288)
                                                                     --------------    --------------     ---------------

Cash flows from financing activities:
   Proceeds from borrowings on notes payable                                      -                 -             223,600
   Principal payments on notes payable                                            -                 -            (223,600)
   Proceeds from borrowings on long-term debt                                     -           230,336             189,942
   Principal payments on long-term debt                                    (210,270)         (545,131)           (559,271)
   Cash distributions to partners                                          (355,107)         (559,059)           (465,708)
                                                                     --------------    --------------     ---------------

         Net cash used in financing activities                             (565,377)         (873,854)           (835,037)
                                                                     --------------    --------------     ---------------

Net (decrease) increase in cash and cash equivalents                        (47,861)          130,302            (300,338)

Cash and cash equivalents at beginning of year                              166,324            36,022             336,360
                                                                     --------------    --------------     ---------------

Cash and cash equivalents at end of year                             $      118,463    $      166,324     $        36,022
                                                                     ==============    ==============     ===============

Supplemental cash flow information:
   Interest paid during the year                                     $       13,752    $       36,907     $        73,371
                                                                     ==============    ==============     ===============

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

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

Pursuant to the terms of the Amended Agreement of Limited Partnership, Distributable Cash From Operations and Profits for federal income tax and financial reporting purposes from normal operations of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Further, gains on sales of equipment occurring after the reinvestment period end shall be allocated first to eliminate negative capital accounts, if any, and second 99% to the Limited Partners and 1% to the General Partner until "Payout". "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 10% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Losses for federal income tax and financial reporting purposes from normal operations and any Distributable Cash From Sales or Refinancings from gains and losses shall be allocated 99% to the Limited Partners and 1% to the General Partner until Payout has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. In addition, special cost recovery allocations may be required to reflect the differing initial capital contributions of the General Partner and the Limited Partners. The Partnership's books and records are in accordance with the terms of the Amended Agreement of Limited Partnership. Including the distribution for the fourth quarter of 1998 made February 26, 1999, cumulative distributions to date are $458.38 per unit. This cumulative distribution per Unit represents 92% of the initial investment. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

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

Depreciation on investment property purchased prior to January 1, 1993 is provided using a straight-line basis, generally over a five year period. For equipment purchased on or after January 1, 1993, depreciation is provided using a straight-line basis, over a four year period. The Partnership's policy is to periodically review the estimated fair market value of its equipment to assess the recoverability of its undepreciated cost. In accordance with this policy, the Partnership records a charge to depreciation expense in instances when the net book value of equipment exceeds its net realizable value. Included in depreciation expense in 1998, 1997 and 1996 is a reversal of a provision for $250,000, $25,000 and $275,000, respectively, to properly reflect the equipment portfolio's net realizable value. Routine maintenance and repairs are expensed as incurred. Major betterments and enhancements are capitalized and depreciated in accordance with the Partnership's depreciation policy.

Cash and Cash Equivalents

The  Partnership  considers  cash  and  short-term   investments  with  original
maturities of three months or less to be cash and cash equivalents.

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At December 31, 1998 and 1997, the allowance for doubtful accounts included in rents receivable was $4,252 and $25,985, respectively, and $0 and $0 in sales receivable, respectively.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

Income Taxes

No provision for federal income taxes has been made as the liability for such taxes is that of the Partners rather than that of the Partnership. Taxable income (loss), as reported on Schedule K-1, Form 1065 "Partner's Share of Income, Credits, Deductions, etc.", was $10,135, $251,852 and $136,436 in 1998,
1997 and 1996, respectively (see note 6).

(3)   Investment Property

At  December  31,  1998,  the  Partnership  owned  computer   equipment  with  a
depreciated cost basis of $290,251. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(4)   Leases

Description of leasing arrangements:

Operations consist primarily of leasing computer equipment. All equipment leases are classified as operating leases and expire over the next three years.

Minimum lease payments scheduled to be received in the future under existing noncancelable operating leases are as follows:

                           1999                    $       180,761
                           2000                             34,887
                           2001                             10,144
                                                   ---------------

                                                   $       225,792
                                                   ===============

The following schedule provides an analysis of the cost of capital equipment by major classes as of December 31, 1998:

                      Computer peripherals         $     1,005,298
                      Processors & upgrades                587,276
                      Telecommunications                    46,317
                      Other                                407,882
                                                   ---------------

                                                   $     2,046,773
                                                   ===============

Three lessees, Carr Separations, Incorporated, Cybersmith, Incorporated, and Jumbo Sports, Incorporated, lease equipment in excess of 10% of total rental income for the year ended December 31, 1998. The related rental payments comprise 28.46%, 14.88% and 20.95%, respectively, of total rental income for the year ended December 31, 1998. Carr Separations, Incorporated, Cybersmith, Incorporated, and Jumbo Sports, Incorporated lease equipment comprising 17.27%, 14.56% and 20.00%, respectively, of the total equipment portfolio at December 31, 1998.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(5)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the years ended December 31 are as follows:

                                                     1998               1997                1996
                                                     ----               ----                ----

Equipment acquisition fees                       $          -        $          -        $     14,756
Management fees                                        44,656              64,791             123,488
Reimbursable expenses paid                            139,798             142,774             149,711
                                                 ------------        ------------        ------------

                                                 $    184,454        $    207,565        $    287,955
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

(6)   Reconciliation of  Financial Statement Net Income (Loss) to Taxable Income
      (Loss) to Partners

A  reconciliation  of financial  statement net income  (loss) to taxable  income
(loss) to partners is as follows for the years ended December 31:

                                                                              1998             1997             1996
                                                                              ----             ----             ----

      Net income per financial statements                                 $     120,144   $      494,730    $     463,920

      Provision for doubtful accounts expense for financial
           statement purposes (less than) in excess of provision
           for doubtful accounts expense for tax purposes                       (21,733)         (36,878)          23,068

      Depreciation expense for financial statement purposes
           less than depreciation expense for tax purposes                       (7,325)         (97,016)        (249,510)

      Net gain on sale of equipment for financial statement
           purposes in excess of net gain on sale of equipment
           for tax purposes                                                     (80,951)        (108,984)        (101,042)
                                                                          -------------   --------------    -------------

      Taxable income to partners                                          $      10,135   $      251,852    $     136,436
                                                                          =============   ==============    =============

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

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(7)   Long-term Debt

Long-term debt at December 31, 1998 consists of one loan for $66,109 from Liberty Bank, bearing interest at 9.00%. The total outstanding debt balance is collateralized by equipment with a net book value of $73,985 and assignment of the related leases.

Maturities of long-term debt are as follows:

                               1999                   $       66,109
                                                      --------------

                                                      $       66,109
                                                      ==============

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)




Schedule II - Valuation and Qualifying Accounts and Reserves


                                Additions charged
                                      Balance at           to (recoveries                                       Balance
                                      beginning            credited from)                                       at end
Classification                          of year           costs and expenses            Charge-offs             of year



Year ended
December 31, 1996                  $         39,795        $         23,068         $              -        $          62,863
                                   ================        ================         ================        =================

Year ended
December 31, 1997                  $         62,863        $        (36,878)        $              -        $          25,985
                                   ================        ================         ================        =================

Year ended
December 31, 1998                  $         25,985        $         (8,318)        $        (13,415)       $           4,252
                                   ================        ================         ================        =================

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                December 31, 1998

Lessee

Carr Separation, Incorporated
Chrysler Corporation
Cincinnati Gas & Electric Company
Coulter Corporation
Cybersmith, Incorporated
Dave's Custom Caps
H.J. Meyers Company, Incorporated
Halliburton Company
Hughes Aircraft Company, Incorporated
J. Walter Thompson Company
Jumbo Sports, Incorporated
ON Technology Corporation
Sero Company, Incorporated
The Internet Access Company, Incorporated

Equipment Description                                 Acquisition Price

Computer peripherals                                   $      1,005,298
Processors & upgrades                                           587,276
Telecommunications                                               46,317
Other                                                           407,882
                                                       ----------------

                                                       $      2,046,773
                                                       ================

Exhibit 11         WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

             Computation of Net Income per Limited Partnership Unit
                  Years Ended December 31, 1998, 1997 and 1996

                                                                             1998               1997                 1996
                                                                             ----               ----                 ----

Net income                                                            $      120,144     $        494,730     $        463,920

Gain on sale                                                                 (11,031)            (127,572)             (26,730)
Loss on sale                                                                       -                  117                    -
Special cost recovery allocation                                              (9,519)                   -                 (819)
                                                                      --------------     ----------------     ----------------

Available income from operations                                              99,594              367,725              436,371
                                                                      --------------     ----------------     ----------------

Allocations to General Partner:
   Income from operations                                                      4,980               13,262               21,859
   Gain on sale                                                                  110                1,276              112,101
   Special cost recovery allocation                                            9,519                    -                   (8)
                                                                      --------------     ----------------     ----------------

Income allocated to General Partner                                           14,609               14,537              133,952
                                                                      --------------     ----------------     ----------------

Income allocated to Limited Partners                                  $      105,535     $        480,193     $        329,968
                                                                      ==============     ================     ================

Number of Limited Partnership Units                                           27,226               27,226               27,226

Net income per Limited Partnership Unit                               $         3.88     $          17.64     $          12.12
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


TLP and TLPMS

          Name                                                       Title                                             Age

Nicholas C. Bogard                                 Director                                                            52
Arthur P. Beecher                                  Director, President, and Clerk                                      60
Nancy E. Malone                                    Vice President, Lease Financing                                     39
Irene V. King                                      Vice President, Satellite Operations                                50
James P. Campbell                                  Vice President, Marketing                                           49

Waddell & Reed
          Name                                                       Title                                             Age

Keith A. Tucker                                    President, Chief Executive Officer                                  53
                                                      and Director
Robert L. Hechler                                  Vice President, Chief Operations Officer,                           61
                                                      Treasurer and Director
Henry J. Herrmann                                  Vice President, Chief Investment Officer                            55
                                                      and Director
Robert J. Williams, Jr.                            Vice President and National Sales Manager                           53
Sharon K. Pappas                                   Vice President, Secretary                                           39
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

 James P. Campbell is Vice President, Marketing of TLP. Prior to joining TLP, he was Senior Vice President, Sales, at Chancellor Corporation of Boston, Massachusetts. He has held Sales Management positions at Hertz Corporation Truck Leasing and Associates Leasing. Mr. Campbell holds a B.S. in Psychology from Boston College.

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

Item 11.  Management Remuneration and Transactions.

(a), (b), (c), (d), and (e): The Officers and Directors of the Corporate General Partners receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the Corporate General Partners. There exists no remuneration plan or arrangement with any Officer or Director of the Corporate General Partners resulting from the resignation, retirement or any other termination. See note 5 to the financial statements included in Item 8. of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates during 1998, 1997 and 1996.

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

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 27,226 outstanding Limited Partnership Units as of December 31, 1998.

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


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K: None.

   (a) 1. Financial Statements                                                                                    Page No.

          Independent Auditors' Report                                                                            16
          Balance Sheets at December 31, 1998 and 1997                                                            17
          Statements of Operations
             Years Ended December 31, 1998, 1997 and 1996                                                         18
          Statements of Partners' Equity (Deficit)
             Years Ended December 31, 1998, 1997 and 1996                                                         19
          Statements of Cash Flows
             Years Ended December 31, 1998, 1997 and 1996                                                         20
          Notes to Financial Statements                                                                           21 - 25


       2. Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts and Reserves                                            26

          All other financial  statement  schedules are omitted because they are
          not  applicable,  the  data  is  not  significant,   or  the  required
          information is shown elsewhere in this report.

          Computer Equipment Portfolio (Unaudited)                                                                27


       3. Exhibit Index

          11  Statement regarding computation of net income (loss) per Limited Partnership Unit                   28

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


Date:  March 27, 1999

By:    Arthur P. Beecher,
       President