Form 10-Q
period 1999-03-31
WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
filed 1999-05-12
CIK 825851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended March 31, 1999                    Commission File No. 33-18859


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



                          INDEX                                                                     Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of March 31, 1999 and December 31, 1998                       3

                    Statements of Operations
                          Quarters Ended March 31, 1999 and 1998                                    4

                    Statements of Cash Flows
                          Quarters Ended March 31, 1999 and 1998                                    5

                    Notes to Financial Statements                                                   6 - 7

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                       8 - 9

              Computer Equipment Portfolio                                                          10

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                           11

              Signature                                                                             12



                          PART I. FINANCIAL INFORMATION

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets                                        (Unaudited)              (Audited)
                                                                                     3/31/99                 12/31/98
                                                                                 ----------------        ----------------
Investment property, at cost (note 3):
   Computer equipment                                                            $      1,388,564        $      2,046,773
     Less accumulated depreciation                                                      1,203,272               1,756,522
                                                                                 ----------------        ----------------
       Investment property, net                                                           185,292                 290,251

Cash and cash equivalents                                                                  35,774                 118,463
Rents receivable, net (note 2)                                                             19,066                   3,609
Other assets                                                                                8,906                  14,249
                                                                                 ----------------        ----------------

     Total assets                                                                $        249,038        $        426,572
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                    $         49,951        $         66,109
   Accounts payable and accrued expenses - affiliates (note 4)                             22,274                  25,775
   Accounts payable and accrued expenses                                                   20,037                  36,968
   Unearned rental revenue                                                                  5,103                   5,030
   Long-term debt, less current portion (note 5)                                                -                       -
                                                                                 ----------------        ----------------

     Total liabilities                                                                     97,365                 133,882
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                645,143                 639,846
     Cumulative cash distributions                                                       (646,143)               (640,846)
                                                                                 ----------------        ----------------
                                                                                                -                       -
                                                                                 ----------------        ----------------
   Limited Partners (27,226 units):
     Capital contribution, net of offering costs                                       12,148,459              12,148,459
     Cumulative net income                                                                597,233                 670,185
     Cumulative cash distributions                                                    (12,594,019)            (12,525,954)
                                                                                 ----------------        ----------------
                                                                                          151,673                 292,690
                                                                                 ----------------        ----------------
     Total partners' equity                                                               151,673                 292,690
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $        249,038        $        426,572
                                                                                 ================        ================

                See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                   Quarters Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                              ----------------------------------

                                                                              ----------------------------------

Revenue:
   Rental income                                                                $       45,805     $       168,945
   Interest income                                                                         781               1,188
   Net gain on sale
     of equipment                                                                        3,016               2,079
                                                                                --------------     ---------------

       Total revenue                                                                    49,602             172,212
                                                                                --------------     ---------------

Costs and expenses:
   Depreciation                                                                         85,808             130,750
   Interest                                                                                931               5,455
   Related party expenses (note 4):
     Management fees                                                                     4,626              12,756
     General and administrative                                                         28,944              37,680
   Provision for (reversal of)
     doubtful accounts                                                                  (3,052)              4,836
                                                                                --------------     ---------------

       Total costs and expenses                                                        117,257             191,477
                                                                                --------------     ---------------

Net income (loss)                                                               $      (67,655)    $       (19,265)
                                                                                ==============     ===============

Net income (loss) per Limited
   Partnership Unit                                                             $        (2.68)    $         (0.71)
                                                                                ==============     ===============

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                     Quarters Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                                           1999                      1998
                                                                                           ----                      ----

Cash flows from operating activities:
   Net income (loss)                                                                 $      (67,655)          $       (19,265)
                                                                                     --------------           ---------------

   Adjustments to reconcile  net income (loss) to net cash
     provided by operating activities:
       Depreciation                                                                          85,808                   130,750
       Provision for (reversal of) doubtful accounts                                         (3,052)                    4,836
       Net gain on sale of equipment                                                         (3,016)                   (2,079)
       Net (increase) decrease in current assets                                             (7,065)                    4,372
       Net increase (decrease) in current liabilities                                       (20,359)                   17,860
                                                                                     --------------           ---------------

         Total adjustments                                                                   52,316                   155,739
                                                                                     --------------           ---------------

         Net cash (used in) provided by operating activities                                (15,339)                  136,474
                                                                                     --------------           ---------------

Cash flows from investing activities:
   Proceeds from sale of investment property                                                 22,169                     2,965
                                                                                     --------------           ---------------

         Net cash provided by investing activities                                           22,169                     2,965
                                                                                     --------------           ---------------

Cash flows from financing activities:
   Principal payments on long-term debt                                                     (16,158)                  (73,954)
   Cash distributions to partners                                                           (73,361)                 (141,601)
                                                                                     --------------           ---------------

         Net cash used in financing activities                                              (89,519)                 (215,555)
                                                                                     --------------           ---------------

Net increase (decrease) in cash and cash equivalents                                        (82,689)                  (76,116)

Cash and cash equivalents at beginning of period                                            118,463                   166,324

Cash and cash equivalents at end of period                                           $       35,774           $        90,208

Supplemental cash flow information:
   Interest paid during the period                                                   $          931           $         5,455
                                                                                     ==============           ===============

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Quarters Ended March 31, 1999 and March 31, 1998
                                   (Unaudited)

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

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 1999 and December 31, 1998, the allowance for doubtful accounts included in rents receivable was $1,200 and $4,252, respectively. At March 31, 1999 and December 31, 1998, the allowance for doubtful accounts included in sales receivable was $0.

(3)   Investment Property

At March 31, 1999, the Partnership owned computer equipment with a depreciated cost basis of $185,292.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Quarters Ended March 31, 1999 and March 31, 1998
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the quarters ended March 31 are as follows:

                                                 1999              1998
                                                 ----              ----

Management fees                              $      4,626       $     12,756
Reimbursable expenses paid                         32,349             31,094
                                             ------------       ------------

                                             $     36,975       $     43,850
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

(5)   Long-term Debt

Long-term debt at March 31, 1999 consists of one  loan  totaling  $49,951.   The
total outstanding debt balance is collateralized by equipment with a net book value of $55,489, and assignment of the related lease.

Maturities of long-term debt are as follows:

                              1999                   $       49,951
                                                     --------------

                                                     $       49,951
                                                     ==============

                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter ended March 31, 1999 in comparison to the quarter ended March 31, 1998.

The Partnership realized a net loss of $67,655 and $19,265 for the quarters ended March 31, 1999 and 1998, respectively. Rental income decreased $123,140 or 73% between the three month periods. The decrease is primarily due to lower rental rates generated on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the size of the equipment portfolio. Interest income decreased as a result of lower average short-term investment balances held during the current quarter. The $3,016 net gain on sale of equipment recognized in the current quarter is the result of sales of equipment carrying low net book values.

Total costs and expenses decreased $74,220 or 39% between the three month periods. The most significant factor impacting the decrease is the current quarter reduction in depreciation expense. Depreciation expense decreased due to a portion of the equipment portfolio becoming fully depreciated and due to a reduction in the size of the equipment portfolio. Interest expense decreased $4,524 due to the continued paydown of long-term debt. Management fees decreased with the decline in rental income on operating leases. During the first quarter of 1999, the Partnership reversed a provision for doubtful accounts in the amount of $3,052 due to successful collection efforts on delinquent rents receivable.

The Partnership recorded net loss per Limited Partnership Unit of $2.68 and $0.71 for the quarters ended March 31, 1999 and 1998, respectively. The allocation for the quarter ended March 31, 1999 includes a cost recovery allocation of profit and loss among the General and Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the quarter ended March 31, 1999, rental revenue generated from operating leases and proceeds from the sale of investment property were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

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

                     WELLESLEY INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

During the last quarter of 1998, the General Partner announced its intentions of winding down the operations of the Partnership. It is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution during 1999.

The Partnership's investing activities resulted in sales of equipment with a depreciated cost basis of $103,263, generating $22,169 in proceeds. Associated with the equipment sales were $84,110 of losses charged off against the reserve, initially set up in prior periods for estimated losses on the ultimate disposition of equipment. The Partnership will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities included a paydown on long-term debt of $16,158. The Partnership will payoff its remaining long-term debt of $49,951
in  1999.   Total debt assumed by the Partnership from inception is $14,500,441, for a total leverage of 43%.

Cash distributions are currently halted in an effort to minimize costs and accumulate cash in anticipation of a final distribution to the Partners once the Partnership has been liquidated. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP IV
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                  March 31, 1999

Lessees

Elron Software, Incorporated
Hughes Aircraft Company, Incorporated
J. Walter Thompson Company

Equipment Description                       Acquisition Price

Computer peripherals                         $        651,287
Processors & upgrades                                 577,081
Telecommunications                                     46,317
Other                                                 113,879
                                             ----------------

                                             $      1,388,564
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


Date:  May 13, 1999

By:    Arthur P. Beecher,
       President